Form 10-Q
period 2015-02-28
AB INTERNATIONAL GROUP CORP.
filed 2015-04-15
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AB INTERNATIONAL GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1740351 IRS Employer Identification Number	5521 Primary Standard Industrial Classification Code Number

Frunze Street 176,

Issikatinskiy district, Milianfan,

Kyrgyzstan, 720000

Tel. +996-558-414146

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [] NO [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,370,000 as of April 15, 2015.

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	February 28, 2015 (UNAUDITED)	AUGUST 31, 2014
ASSETS

Current Assets
Cash	$ 28,032	$ 3,569
Total current assets	28,032	3,569

Fixed Assets
Computer equipment	800	800
Accumulated depreciation	(117)	(37)

Total Assets	$ 28,715	$ 4,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$ 2,775	$ -
Loan from shareholder	13,906	5,306
Total current liabilities	16,681	5,306

Total Liabilities	16,681	5,306

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,370,000 (unaudited) and 2,800,000 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	3,370	2,800
Additional paid-in-capital	22,230	-
Deficit accumulated during the development stage	(13,566)	(3,774)
Total Stockholders’ equity (deficit)	12,034	(974)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 28,715	$ 4,332

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended February 28, 2015	Three months ended February 28, 2014	Six months ended February 28, 2015	Six months ended February 28, 2014	For the period from Inception (July 29, 2013) to February 28, 2015

Revenues	$ -	$ -	$ 8,200	$ -	$ 8,200

Cost of goods sold	-	-	7,000	-	7,000

Gross Profit	-	-	1,200	-	1,200

Operating Expenses
General and administrative expenses	8,390	42	10,992	42	14,766
Total Operating Expenses	8,390	42	10,992	42	14,766

Net loss from operations	(8,390)	(42)	(9,792)	(42)	(13,566)

Loss before taxes	(8,390)	(42)	(9,792)	(42)	(13,566)

Provision for taxes	-	-	-	-

Net loss	$ (8,390)	$ (42)	$ (9,792)	$ (42)	$ (13,566)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,974,833	2,271,111	2,886,934	1,129,282

 * Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (JULY 29, 2013) to FEBRUARY 28, 2015
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at July 29, 2013, Inception (audited)	-	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	(206)	(206)
Balances as of August 31, 2013 (audited)	-	-	-	(206)	(206)

Common shares issued for cash to a related party at $0.001 per share on December 18, 2013	2,800,000	2,800	-	-	2,800

Net loss for the year	-	-	-	(3,568)	(3,568)

Balances as of August 31, 2014 (audited)	2,800,000	2,800	--	(3,774)	(974)

Common shares issued for cash at $0.04 per share	570,000	570	22,230	-	22,800

Net loss for the period	-	-	--	(9,792)	(9,792)

Balances as of February 28, 2015 (unaudited)	3,370,000	$ 3,370	$ 22,230 -	$ (13,566)	$ 12,034

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended February 28, 2015	Six months ended February 28, 2014	For the period from Inception (July 29, 2013) to February 28, 2015
Operating Activities
Net loss	$ (9,792)	$ (42)	$ (13,566)

Adjustments to reconcile net loss to net cash in operating activities:
Depreciation	80	-	117
Changes in current assets and liabilities:
Accrued expenses	2,775	-	2,775
Net cash provided by operating activities	(6,937)	(42)	(10,674)

Investing Activities
Purchase of computer	-	-	(800)
Net cash provided by (used in) investing activities	-	-	(800)
Financing Activities
Proceeds from sale of common stock	22,800	2,800	25,600
Proceeds from loan from shareholder	8,600	5,100	13,906
Net cash provided by financing activities	31,400	7,900	39,506
Net increase in cash and equivalents	24,463	7,858	28,032

Cash and equivalents at beginning of the period	3,569	-	-

Cash and equivalents at end of the period	$ 28,032	$ 7,858	$ 28,032
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2013 AND THE PERIOD FROM (INCEPTION) JULY 29, 2013 THROUGH FEBRUARY 28, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and has adopted August 31 fiscal year end. The Company intends to purchase used cars in the United States and sell them in Krygyzstan. Since July 29, 2013 (“Inception”) through February 28, 2015 the Company has generated revenue of $8,200 and has accumulated losses of $13,566.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (July 29, 2013) resulting in an accumulated deficit of $13,566 as of February 28, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is August 31.

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading.

Operating  results  for the  three  and six months  ended  February 28,  2015  are not necessarily  indicative  of the results  that may be expected for the year ended August 31, 2015.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended August 31, 2014 filed in our registration statement on Form S-1 on January 15, 2015 that went effective on January 22, 2015.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its inception (July 29, 2013) as a development stage company Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (July 29, 2013) have been considered as part of the Company’s development stage activities.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2015 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, accruals and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 28, 2015, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended February 28, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.

As of February 28, 2015, the Company has not issued any stock-based payments to its employees.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended February 28, 2015 and 2014.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – LOAN FROM SHAREHOLDER

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since July 29, 2013 (Inception) through February 28, 2015, the Company’s principal shareholder and sole director loaned the Company $13,906 to pay for incorporation costs and operating expenses. As of February 28, 2015, the amount outstanding was $13,906. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On December 18, 2013, the Company issued 2,800,000 shares of its common stock to a related party at $0.001 per share for total proceeds of $2,800.

In January and February 2015, the Company issued 570,000 shares of its common stock at $0.04 per share for total proceeds of $22,800.

As at February 28, 2015, 3,370,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

NOTE 6 – INCOME TAXES

As of February 28, 2015 the Company had net operating loss carry forwards of $13,566 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, April 15, 2015, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated in the State of Nevada on July 29, 2013. We plan to be in the business of selling used cars that we purchase in the United States to customers in Kyrgyzstan. We plan to purchase our cars primarily at used cars stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in Kyrgystan. We plan to develop a website that will display a variety of used cars and their prices in US market, and will advertise our services and fees. As of today, we purchased a car for $7,000, which we then sold for $8,200. This purchase was financed by Beken Aitbaev, our president and director, who loaned the Company funds. We may borrow funds from Beken Aitbaev, our president and director for future purchases, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are a development stage company and have generated $8,200 in revenue.

RESULTS OF OPERATION

We are a development stage company and have generated only limited revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED FEBRUARY 28, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2014

REVENUE

During the three month periods ended February 28, 2015 and 2014 we did not generate any revenue.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the three month periods ended February 28, 2015 and 2014 as we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended February 28, 2015, we incurred general and administrative expenses of $8,390 compared to $42 incurred during the three month period ended February 28, 2014.  General and administrative expenses incurred during the three month period ended February 28, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended February 28, 2015 was $8,390 compared to a net loss of $42 during the three month period ended February 28, 2014 due to the factors discussed above.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2015 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2014

REVENUE

During the six month period ended February 28, 2015 we generated $8,200 (2014 -$0)in revenue. We sold a single vehicle during the six months ended February 28, 2015 while we sold no vehicles during the six months ended February 28, 2014

COST OF GOODS SOLD

We recognized an expense of $7,000 for cost of goods sold during the six month period ended February 28, 2015 compared to $0 for cost of goods sold during the six month ended February 28, 2014. We sold a single vehicle during the six months ended February 28, 2015 while we sold no vehicles during the six months ended February 28, 2014

OPERATING EXPENSES

During the six month period ended February 28, 2015, we incurred general and administrative expenses of $10,992 compared to $42 incurred during the six month period ended February 28, 2014.  General and administrative expenses incurred during the six month period ended February 28, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the six month period ended February 28, 2015 was $9,792 compared to a net loss of $42 during the six month period ended February 28, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED FEBRUARY 28, 2015

As of February 28, 2015, our total assets were $28,715 compared to $4,332 in total assets at August 31, 2014. Total assets as of February 28, 2015 comprised cash of $28,032 and $683 in fixed assets while as at August 31, 2014 total assets comprised cash of $3,569 and $763 in fixed assets. As of February 28, 2015, our current liabilities were $16,681comprising $13,906 in advances from a Director and $2,775 in accrued expenses. As of February 28, 2014, our current liabilities were $5,306 comprising of advances from a Director.

Stockholders’ equity was $12,034 as of February 28, 2015 compared to stockholders’ deficit of $974 as of August 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2015, net cash flows used in operating activities were $6,937 consisting of a net loss of $9,792, depreciation of $80 and an increase in accrued expenses of $2,775. Net cash flows used in operating activities was $42 for the six month period ended February 28, 2014 generated by our loss for the period.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the six months ended February 28, 2015 or 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month periods ended February 28, 2015 net cash provided by financing activities was $30,400, $22,800 received from proceeds from sale of common stock and $8,600 by way of loans from our principal shareholder. For the six month periods ended February 28, 2014 net cash provided by financing activities was $7,900, $2,800 received from proceeds from sale of common stock and $5,100 by way of loan from our principal shareholder.

.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of February 28, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our August 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2015, the Company sold 570,000 shares of its common stock at $0.04 per share for total proceeds of $22,800.

These shares were sold pursuant to our registration statement on Form S-1 that became effective on January 22, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six months ended February 28, 2015 or 2014.

ITEM 4. MINE SAFETY DISLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.
Dated: April 15, 2015	By: /s/ Beken Aitbaev
Beken Aitbaev President and Chief Executive Officer and Chief Financial Officer