Form 10-Q
period 2015-05-31
AB INTERNATIONAL GROUP CORP.
filed 2015-06-23
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AB INTERNATIONAL GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1740351 IRS Employer Identification Number	5521 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,370,000 as of June 23, 2015.

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	MAY 31, 2015 (UNAUDITED)	AUGUST 31, 2014
ASSETS

Current Assets
Cash	$ 24,957	$ 3,569
Total current assets	24,957	3,569

Fixed Assets
Computer equipment	800	800
Accumulated depreciation	(157)	(37)

Total Assets	$ 25,600	$ 4,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Loan from shareholder	$ 13,906	$ 5,306
Total current liabilities	13,906	5,306

Total Liabilities	13,906	5,306

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,370,000 (unaudited) and 2,800,000 shares issued and outstanding at May 31, 2015 and August 31, 2014, respectively	3,370	2,800
Additional paid-in-capital	22,230	-
Deficit accumulated during the development stage	(13,906)	(3,774)
Total Stockholders’ equity (deficit)	11,694	(974)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 25,600	$ 4,332

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended May 31, 2015	Three months ended May 31, 2014	Nine months ended May 31, 2015	Nine months ended May 31, 2014	For the period from Inception (July 29, 2013) to May 31, 2015

Revenues	$ -	$ -	$ 8,200	$ -	$ 8,200

Cost of goods sold	-	-	7,000	-	7,000

Gross Profit	-	-	1,200	-	1,200

Operating Expenses
General and administrative expenses	340	80	11,332	122	15,106
Total Operating Expenses	340	80	11,332	122	15,106

Net loss from operations	(340)	(80)	(10,132)	(122)	(13,906)

Loss before taxes	(340)	(80)	(10,132)	(122)	(13,906)

Provision for taxes	-	-	-	-

Net loss	$ (340)	$ (80)	$ (10,132)	$ (122)	$ (13,906)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,370,000	2,800,000	3,049,725	1,692,308
* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (JULY 29, 2013) to MAY 31, 2015
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at July 29, 2013, Inception (audited)	-	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	(206)	(206)

Balances as of August 31, 2013 (audited)	-	-	-	(206)	(206)

Common shares issued for cash to a related party at $0.001 per share on December 18, 2013	2,800,000	2,800	-	-	2,800
Net loss for the year	-	-	-	(3,568)	(3,568)

Balances as of August 31, 2014 (audited)	2,800,000	2,800	--	(3,774)	(974)

Common shares issued for cash at $0.04 per share	570,000	570	22,230	-	22,800

Net loss for the period	-	-	--	(10,132)	(10,132)

Balances as of May 31, 2015 (unaudited)	3,370,000	$ 3,370	$ 22,230	$ (13,906)	$ 11,694

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended May 31, 2015	Nine months ended May 31, 2014	For the period from Inception (July 29, 2013) to May 31, 2015
Operating Activities
Net loss	$ (10,132)	$ (122)	$ (13,906)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation	120	-	157
Changes in current assets and liabilities:	-	-	-
Net cash provided by operating activities	(10,012)	(122)	(13,749)

Investing Activities
Purchase of computer	-	-	(800)
Net cash provided by (used in) investing activities	-	-	(800)
Financing Activities
Proceeds from sale of common stock	22,800	2,800	25,600
Proceeds from loan from shareholder	8,600	5,100	13,906
Net cash provided by financing activities	31,400	7,900	39,506
Net increase in cash and equivalents	21,388	7,778	24,957

Cash and equivalents at beginning of the period	3,569	-	-

Cash and equivalents at end of the period	$ 24,957	$ 7,778	$ 24,957
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MAY 31, 2015 AND 2014 AND THE PERIOD FROM (INCEPTION) JULY 29, 2013 THROUGH MAY 31, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and has adopted August 31 fiscal year end. The Company intends to purchase used cars in the United States and sell them in Krygyzstan. Since July 29, 2013 (“Inception”) through May 31, 2015, the Company has generated revenue of $8,200 and has accumulated losses of $13,906.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (July 29, 2013) resulting in an accumulated deficit of $13,906 as of May 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Operating results for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ended August 31, 2015.  For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended August 31, 2014 filed in our registration statement on Form S-1 on January 15, 2015 that became effective on January 22, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2015, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended May 31, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.

As of May 31, 2015, the Company has not issued any stock-based payments to its employees.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended May 31, 2015 and 2014.

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

Since July 29, 2013 (Inception) through May 31, 2015, the Company’s principal shareholder and sole director loaned the Company $13,906 to pay for incorporation costs and operating expenses. As of May 31, 2015, the amount outstanding was $13,906. The loan is non-interest bearing, due upon demand and unsecured.

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

As at May 31, 2015, 3,370,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

NOTE 6 – INCOME TAXES

As of May 31, 2015 the Company had net operating loss carry forwards of $13,906 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued and has determined thatit does not have any material subsequent events to disclose in these financial statements.

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

General

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”)  was incorporated in the State of Nevada on July 29, 2013. We plan to be in the business of selling used cars that we purchase in the United States to customers in Kyrgyzstan. We plan to purchase our cars primarily at used cars stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in Kyrgystan. We plan to develop a website that will display a variety of used cars and their prices in US market, and will advertise our services and fees. As of today, we have purchased a car for $7,000, which we then sold for $8,200. This purchase was financed by Beken Aitbaev, our president and director, who loaned the Company funds. We may borrow funds from Beken Aitbaev, our president and director for future purchases, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are a development stage company and have generated $8,200 in revenue.

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

THREE MONTH PERIOD ENDED MAY 31, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 2014

REVENUE

During the three month periods ended May 31, 2015  and 2014 we did not generate any revenue.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the three month periods ended May 31, 2015 and 2014 as we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended May 31, 2015, we incurred general and administrative expenses of $340 compared to $80 incurred during the three month period ended May 31, 2014.  General and administrative expenses incurred during the three month period ended May 31, 2015  were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended May 31, 2015  was $340 compared to a net loss of $80 during the three month period ended May 31, 2014 due to the factors discussed above.

NINE MONTH PERIOD ENDED MAY 31, 2015 COMPARED TO THE NINE MONTH PERIOD ENDED MAY 31, 2014

REVENUE

During the nine month period ended May 31, 2015  we generated $8,200 (2014 -$0) in revenue. We sold a single vehicle during the nine months ended May 31, 2015 while we sold no vehicles during the nine months ended May 31, 2014.

COST OF GOODS SOLD

We recognized an expense of $7,000 for cost of goods sold during the nine month period ended May 31, 2015 compared to $0 for cost of goods sold during the nine month ended May 31, 2014. We sold a single vehicle during the nine months ended May 31, 2015 while we sold no vehicles during the nine months ended May 31, 2014

OPERATING EXPENSES

During the nine month period ended May 31, 2015, we incurred general and administrative expenses of $11,332 compared to $122 incurred during the nine month period ended May 31, 2014.  General and administrative expenses incurred during the nine month period ended May 31, 2015 consisted of accounting expenses of $4,200, amortization expenses of $120, bank charges of $437 and transfer agent fees of $6,575. The increase in total expenses incurred in the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014 was due to the increased scale and scope of our business operations.

NET LOSS

Our net loss for the nine month period ended May 31, 2015  was $10,132 compared to a net loss of $122 during the nine month period ended May 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MAY 31, 2015

As of May 31, 2015, our total assets were $25,600 compared to $4,332 in total assets at August 31, 2014. Total assets as of May 31, 2015 comprised cash of $24,957 and $643 in fixed assets while as at August 31, 2014 total assets comprised cash of $3,569 and $763 in fixed assets. As of May 31, 2015, our current liabilities were $13,906 comprising $13,906 a loan form shareholder. As of August 31, 2014, our current liabilities were $5,306 comprising a loan form shareholder.

Stockholders’ equity was $11,694 as of May 31, 2015 compared to stockholders’ deficit of $974 as of August 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2015, net cash flows used in operating activities were $10,012 consisting of a net loss of $10,132 reduced for cash flow purposes by non-cash depreciation expense of $120. Net cash flows used in operating activities was $122 for the nine month period ended May 31, 2014 generated by our loss for the period.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the nine months ended May 31, 2015  or 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the sale of shares of our common stock For the nine month periods ended May 31, 2015, net cash provided by financing activities was $31,400, $22,800 received from proceeds from sale of share of our common stock and $8,600 by way of loans from our principal shareholder. For the nine month periods ended May 31, 2014, net cash provided by financing activities was $7,900, $2,800 received from proceeds from sale of shares of our common common stock and $5,100 by way of loan from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2015, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015 . Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2015  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and nine months ended May 31, 2015 or 2014.

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

AB INTERNATIONAL GROUP CORP.
Dated: June 23, 2015	By: /s/ Beken Aitbaev
Beken Aitbaev President and Chief Executive Officer and Chief Financial Officer