Form 10-K
period 2015-08-31
AB INTERNATIONAL GROUP CORP.
filed 2015-10-01
CIK 1605331

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of September 30, 2015, the registrant had 3,370,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no trading market has been established as of September 30, 2015.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

AB International Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 29, 2013. We plan to be in the business of selling used cars that we purchase in the United States to customers in Kyrgyzstan. We plan to purchase our cars primarily at used cars stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in Kyrgystan. We plan to develop a website that will display a variety of used cars and their prices in the US market, and will advertise our services and fees. As of today, we have purchased a car for $7,000, which we then sold for $8,200. This purchase was financed by Beken Aitbaev, our president and director, who loaned the Company funds. We may borrow funds from Beken Aitbaev, our president and director for future purchases, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are a development stage company and have generated $8,200 in revenue since our inception on July 29, 2013.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties.

Our business office is located at Frunze Street 176, Issikatinskiy, Milianfan, Kyrgyzstan, 720000. This is the office provided by our Sole Officer and Director, Beken Aitbaev. We do not pay any rent to Mr. Aitbaev and there is no agreement to pay any rent in the future.

4 | Page

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “ABQQ”.  To date there has been no trading in our stock. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a Company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

Number of Holders

As of September 29, 2015, the 3,370,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record. The Company’s transfer agent is Globex Transfer, LLC. (780 Deltona Blvd., Suite 202 Deltona, FL 32725, tel. (813)344-4490).

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2015 or 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In January and February 2015, the Company sold 570,000 shares of its common stock at $0.04 per share for total proceeds of $22,800.

These shares were sold pursuant to our registration statement on Form S-1 that became effective on January 22, 2015.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

5 | Page

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General

AB International Group Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on July 29, 2013. We plan to be in the business of selling used cars that we purchase in the United States to customers in Kyrgyzstan. We plan to purchase our cars primarily at used cars stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in Kyrgystan. We plan to develop a website that will display a variety of used cars and their prices in the US market, and will advertise our services and fees. As of today, we have purchased a car for $7,000, which we then sold for $8,200. This purchase was financed by Beken Aitbaev, our president and director, who loaned the Company funds. We may borrow funds from Beken Aitbaev, our president and director for future purchases, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are a development stage company and have generated $8,200 in revenue since our inception on July 29, 2013.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

FISCAL YEAR ENDED AUGUST 31, 2015 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2014

REVENUE

During the year ended August 31, 2015  we generated $8,200 (2014 -$0)in revenue. We sold a single vehicle during the year ended August 31, 2015 while we sold no vehicles during the year ended August 31, 2014.

COST OF GOODS SOLD

We recognized an expense of $7,000 for cost of goods sold during the year ended August 31, 2015 compared to $0 for cost of goods sold during the year ended August 31, 2014.

6 | Page

Operating Expenses

During the fiscal year ended August 31, 2015, we incurred total expenses of $29,805 compared to $3,568 during the fiscal year ended August 31, 2014.

During the fiscal year ended August 31, 2015, we incurred general and administrative expenses of $22,905 ($3,568 during the fiscal year ended August 31, 2014), and $6,900 in professional fees ($0 during the fiscal year ended August 31, 2013). The increase between the two periods was due to the increased scale and scope of our business operations.

Net Losses

Our net loss for the fiscal year ended August 31, 2015 was $28,605 compared to a net loss of $3,568 for the fiscal year ended August 31, 2014 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2015

As of August 31, 2015, our total assets were $15,627 comprising of $5,857 in cash, $9,167 in prepaid expenses and $603 in equipment, net of accumulated depreciation. Our total liabilities were $22,406 comprising entirely of an advance form related party. Stockholders’ deficit was $6,779 as of August 31, 2015.

FISCAL YEAR ENDED AUGUST 31, 2014

As of August 31, 2014, our total assets were $4,332 comprising of $3,569 in cash and $763 in equipment, net of accumulated depreciation. Our total liabilities were $5,306 comprising entirely of an advance form related party. Stockholders’ deficit was $974 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended August 31, 2015 and 2014, net cash flows used in operating activities were $37,612 and $3,531 respectively. The increase between the two periods reflects the increase in net loss incurred between the two periods and a $9,167 increase in prepaid expenses during the year ended August 31, 2015.

Cash Flows from Investing Activities

For the fiscal years ended August 31, 2015 and 2014 cash flow used in investing activities were $0 and $800 respectively. During the year ended August 31, 2014, we purchased a computer for $800.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from a shareholder.  For the fiscal years ended August 31, 2015 and 2014, net cash flows from financing activities were $39,900 and $7,900 respectively. For the fiscal year ended August 31, 2015, $22,800 was received from proceeds from the sale of shares of our common stock and $17,100 from proceeds from our shareholder loan. For the year ended August 31, 2014, $2,800 was received from proceeds from the sale of shares of our common stock and $5,100 from proceeds from our shareholder loan.

7 | Page

PLAN OF OPERATION AND FUNDING

The Company has incurred a loss since Inception (July 29, 2013) resulting in an accumulated deficit of $32,379 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2015 and August 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

8 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9 | Page

Report of Independent Registered Public Accounting Firm

Board of Directors

AB International Group, Corp.

We have audited the accompanying balance sheets of AB International Group, Corp. (a development stage company) as of August 31, 2015 and 2014 the related statement of operations, changes in shareholders’ deficit and cash flows for the years ended August 31, 2015 and 2014 and the period from Inception (July 29, 2013) to August 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB International Group Corp. as of August 31, 2015 and 2014 and the related statement of operations and cash flows for the years ended August 31, 2015, and 2014 and the period from Inception (July 29, 2013) to August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has reoccurring losses since inception, an accumulated deficit and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado
September 29, 2015 9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~	Fax 303-456-7488 ~ www.cutlercpas.com

10 | Page

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	AUGUST 31, 2015	AUGUST 31, 2014
ASSETS

Current Assets
Cash	$ 5,857	$ 3,569
Prepaid expenses	9,167	-
Total current assets	15,024	3,569

Fixed Assets
Computer equipment	800	800
Accumulated depreciation	(197)	(37)

Total Assets	$ 15,627	$ 4,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from shareholder	$ 22,406	$ 5,306
Total current liabilities	22,406	5,306

Total Liabilities	22,406	5,306

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,370,000 and 2,800,000 shares issued and outstanding at August 31, 2015 and, 2014, respectively	3,370	2,800
Additional paid-in-capital	22,230	-
Deficit accumulated during the development stage	(32,379)	(3,774)
Total Stockholders’ deficit	(6,779)	(974)

Total Liabilities and Stockholders’ Deficit	$ 15,627	$ 4,332

The accompanying notes are an integral part of these financial statements.

11 | Page

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	Year ended August 31, 2015	Year ended August 31, 2014	For the period from Inception (July 29, 2013) to August 31, 2015

Revenues	$ 8,200	$ -	$ 8,200

Cost of goods sold	7,000	-	7,000

Gross Profit	1,200	-	1,200

Operating Expenses
General and administrative expenses	29,805	3,568	33,579
Total Operating Expenses	29,805	3,568	33,579

Net loss from operations	(28,605)	(3,568)	(32,379)

Loss before taxes	(28,605)	(3,568)	(32,379)

Provision for taxes	-	-

Net loss	$ (28,605)	$ (3,568)	$ (32,379)

Loss per common share: Basic and Diluted	$ (0.01)	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,130,452	2,623,562
* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

12 | Page

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM INCEPTION (JULY 29, 2013) to AUGUST 31, 2015
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at July 29, 2013, Inception (audited)	-	$ -	$ -	$ -	$ -

Net loss for the period	-	-	-	(206)	(206)

Balances as of August 31, 2013 (audited)	-	-	-	(206)	(206)

Common shares issued for cash to a related party at $0.001 per share on December 18, 2013	2,800,000	2,800	-	-	2,800
Net loss for the year	-	-	-	(3,568)	(3,568)

Balances as of August 31, 2014 (audited)	2,800,000	2,800	-	(3,774)	(974)

Common shares issued for cash at $0.04 per share	570,000	570	22,230	-	22,800

Net loss for the year	-	-	-	(28,605)	(28,605)

Balances as of August 31, 2015 (audited)	3,370,000	$ 3,370	$ 22,230	$ (32,379)	$ (6,779)

The accompanying notes are an integral part of these financial statements.

13 | Page

AB INTERNATIONAL GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	Year ended August 31, 2015	Year ended August 31, 2014	For the period from Inception (July 29, 2013) to August 31, 2015
Operating Activities
Net loss	$ (28,605)	$ (3,568)	$ (32,379)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation	160	37	197
Changes in current assets and liabilities:
Prepaid expenses	(9,167)	-	(9,167)
Net cash provided by operating activities	(37,612)	(3,531)	(41,349)

Investing Activities
Purchase of computer	-	(800)	(800)
Net cash provided by (used in) investing activities	-	(800)	(800)
Financing Activities
Proceeds from sale of common stock	22,800	2,800	25,600
Proceeds from loan from shareholder	17,100	5,100	22,406
Net cash provided by financing activities	39,900	7,900	48,006
Net increase in cash and equivalents	2,288	3,569	5,857

Cash and equivalents at beginning of the period	3,569	-	-

Cash and equivalents at end of the period	$ 5,857	$ 3,569	$ 5,857
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

14 | Page

AB INTERNATIONAL GROUP CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014 AND THE PERIOD FROM INCEPTION (JULY 29, 2013) TO AUGUST 31, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and has adopted an August 31 fiscal year end.

The Company intends to purchase used cars in the United States and sell them in Krygyzstan. Since July 29, 2013 (“Inception”) through August 31, 2015, the Company has generated revenue of $8,200 and has accumulated losses of $32,379.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (July 29, 2013) resulting in an accumulated deficit of $32,379 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

15 | Page

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2015 the Company's bank deposits did not exceed the insured amounts.

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

The carrying value of cash, prepayments and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2015, there were no unrecognized tax benefits.

16 | Page

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended August 31, 2015 and 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.

As of August 31, 2015, the Company has not issued any stock-based payments to its employees.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended August 31, 2015 and 2014.

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

Since July 29, 2013 (Inception) through August 31, 2015, the Company’s principal shareholder and sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. As of August 31, 2015, the amount outstanding was $22,406. The loan is non-interest bearing, due upon demand and unsecured.

17 | Page

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

As at August 31, 2015, 3,370,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

NOTE 6 – INCOME TAXES

As of August 31, 2015 the Company had net operating loss carry forwards of $32,379 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2015 and 2014.

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$ 11,333	$ 1,307
Total deferred tax assets	11,333	1,307
Less: valuation allowance	(11,333)	(1,307)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of August 31, 2015 was $11,333. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2015 and 2014.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2015 and 2014:

	2015	2014
Federal statutory tax rate	(35.0)%	(35.0) %
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	- %

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2015 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

18 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Beken Aitbaev Frunze Street 176, Issikatinskiy district, Milianfan, Kyrgyzstan, 720000	49	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

.

19 | Page

 Beken Aitbaev has acted as our President, Treasurer, Secretary and sole Director since our incorporation on July 29, 2013. Mr. Aitbaev owns 83.08% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Aitbaev was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Aitbaev graduated from Kyrgyz State Technical University, Department of Transport and Machine Building in 1988. For the last 10 years Mr. Aitbaev has been managing his own business in cars retail. He sells used cars from Europe and Japan in Kyrgystan.

During the past ten years, Mr. Aitbaev has not been the subject to any of the following events:

  1. Any bankruptcy petition filed by or against any business of which Mr. Aitbaev was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

  2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

   3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Aitbaev’s involvement in any type of business, securities or banking activities.

   4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

20 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended August 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Beken Aitbaev, President, Secretary and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Aitbaev currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

21 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of September 17, 2015 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Beken Aitbaev Frunze Street 176, Issikatinskiy district, Milianfan Kyrgyzstan, 720000	2,800,000 shares of common stock (direct)	83.08%

The percent of class is based on 3,370,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended August 31, 2015, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On December 18, 2013, we issued a total of 2,800,000 shares of restricted common stock to Beken Aitbaev, our sole officer and director in consideration of $2,800. Further, Mr. Aitbaev has advanced funds to us. As of August 31, 2015, Mr. Aitbaev has advanced to us $22,406. There is no due date for the repayment of the funds advanced by Mr. Aitbaev. Mr. Aitbaev will be repaid from revenues of operations if and when we generate sufficient revenues to pay the obligation.  The obligation to Mr. Aitbaev does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Aitbaev or the repayment of the funds to Mr. Aitbaev. The entire transaction was oral.

Since July 29, 2013 (Inception) through August 31, 2015, the Company’s principal shareholder and sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. As of August 31, 2015, the amount outstanding was $22,406. The loan is non-interest bearing, due upon demand and unsecured

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2015, we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

22 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of Chief   Executive   Officer and Chief Financial Officer Under Section 1350 as   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

23 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.
Dated: September 30, 2015	By: /s/ Beken Aitbaev
Beken Aitbaev, President, Principal Executive and Financial and Accounting Officer

24 | Page