Form 10-Q
period 2015-11-30
AB INTERNATIONAL GROUP CORP.
filed 2015-12-15
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AB INTERNATIONAL GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1740351 IRS Employer Identification Number	5521 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,370,000 as of December 14, 2015.

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP. CONDENSED BALANCE SHEETS (unaudited)
	NOVEMBER 30, 2015	AUGUST 31, 2015
ASSETS

Current Assets
Cash	$ 2,207	$ 5,857
Prepaid expenses	6,667	9,167
Total current assets	8,874	15,024

Fixed Assets
Computer equipment	800	800
Accumulated depreciation	(237)	(197)

Total Assets	$ 9,437	$ 15,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from shareholder	$ 22,406	$ 22,406
Total current liabilities	22,406	22,406

Total Liabilities	22,406	22,406

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,370,000 shares issued and outstanding	3,370	3,370
Additional paid-in-capital	22,230	22,230
Deficit accumulated during the development stage	(38,569)	(32,379)
Total Stockholders’ deficit	(12,969)	(6,779)

Total Liabilities and Stockholders’ Deficit	$ 9,437	$ 15,627

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP. CONDENSED STATEMENTS OF OPERATIONS (unaudited)
	Three months ended November 30, 2015	Three months ended November 30, 2014

Revenues	$ -	$ 8,200

Cost of goods sold	-	7,000

Gross Profit	-	1,200

Operating Expenses
General and administrative expenses	6,190	2,602
Total Operating Expenses	6,190	2,602

Net loss from operations	(6,190)	(1,402)

Loss before taxes	(6,190)	(1,402)

Provision for taxes	-	-

Net loss	$ (6,190)	$ (1,402)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,370,000	2,800,000
* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
	Three months ended November 30, 2015	Three months ended November 30, 2014
Operating Activities
Net loss	$ (6,190)	$ (1,402)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation	40	40
Changes in current assets and liabilities:
Prepaid expenses	2500	-
Accrued expenses	-	1500
Net cash provided by (used in) operating activities	(3,650)	138

Investing Activities
Purchase of computer	-	-
Net cash provided by (used in) investing activities	-	-
Financing Activities
Proceeds from sale of common stock	-	-
Proceeds from loan from shareholder	-	7,000
Net cash provided by financing activities	-	7,000
Net increase (decrease) in cash and equivalents	(3,650)	7,138

Cash and equivalents at beginning of the period	5,857	3,569

Cash and equivalents at end of the period	$ 2,207	$ 10,707
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED(UNAUDITED)FINANCIAL STATEMENTS

November 30, 2015

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and has adopted an August 31 fiscal year end.

The Company intends to purchase used cars in the United States and sell them in Krygyzstan. Since July 29, 2013 (“Inception”) through November 30, 2015, the Company has generated revenue of $8,200 and has accumulated losses of $38,569.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (July 29, 2013) resulting in an accumulated deficit of $38,569 as of November 30, 2015and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended August 31, 2015.  The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2015.

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months periods ended November 30, 2015 and 2014.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2015 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2014

REVENUE

During the three month period ended November 30, 2015 we did not generate any revenue. During the three month period ended November 30, 2014 we generated $8,200 in revenue. We sold a single vehicle during the three month period ended November 30, 2014 while we sold no vehicles during the three month period ended November 30, 2015.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the three month period ended November 30, 2015.  We recognized an expense of $7,000 for cost of goods sold during the three month period ended November 30, 2014.

OPERATING EXPENSES

During the three month period ended November 30, 2015, we incurred general and administrative expenses of $6,190 compared to $2,602 incurred during the three month period ended November 30, 2014.  General and administrative expenses incurred during the three month period ended November 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended November 30, 2015 was $6,190 compared to a net loss of $1,402 during the three month period ended November 30, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED NOVEMBER 30, 2015

As of November 30, 2015, our total assets were $9,437 compared to $15,627 in total assets at August 31, 2015. Total assets as of November 30, 2015 comprised cash of $2,207, prepaid expenses of $6,667 and $563 in fixed assets while as at August 31, 2015 total assets comprised cash of $5,857, prepaid expenses of $9,167 and $603 in fixed assets. As of November 30, 2015 and August 31, 2015, our current liabilities were $22,406 comprising of $22,406 in advances from a Director.

Stockholders’ deficit was $12,969 as of November 30, 2015 compared to stockholders’ deficit of $6,779 as of August 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2015, net cash flows used in operating activities were $3,650 consisting of a net loss of $6,190, prepaid expenses of $2,500 and depreciation of $40. Net cash flows provided by operating activities was $138 for the three month period ended November 30, 2015 consisting of a net loss of $1,402, accrued expenses of $1,500 and depreciation of $40.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the Three months ended November 30, 2015 or 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month period ended November 30, 2015 net cash provided by financing activities was $0. For the Three month periods ended November 30, 2014 net cash provided by financing activities was $7,000, received by way of loan from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of November 30, 2015, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our August 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and Three months ended November 30, 2015 or 2014.

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

AB INTERNATIONAL GROUP CORP.
Dated: December 14, 2015	By: /s/ Beken Aitbaev
Beken Aitbaev President and Chief Executive Officer and Chief Financial Officer