Form 10-Q
period 2016-02-29
AB INTERNATIONAL GROUP CORP.
filed 2016-04-14
CIK 1605331

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AB INTERNATIONAL GROUP CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1740351 IRS Employer Identification Number	5521 Primary Standard Industrial Classification Code Number

2360 CORPORATE CIRCLE, STE. 400
HENDERSON NV 89074
Tel. 852-635-91332
 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]                          NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]                          NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

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
YES [ ]                                              NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,570,000 shares of common stock as of March 31, 2016.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	February 29, 2016	August 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$-	$5,857
Prepaid expenses	4,177	9,167
Total Current Assets	4,177	15,024
Computer equipment, net	-	603
TOTAL ASSETS	$4,177	$15,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Due to former shareholder	$-	$22,406
Total Liabilities	-	22,406

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,370,000 shares issued and outstanding	3,370	3,370
Additional paid-in capital	44,373	22,230
Accumulated deficit	(43,566)	(32,379)
Total Stockholders’ Equity (Deficit)	4,177	(6,779)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,177	$15,627

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	February 29,	February 28,		February 29,	February 28,
	2016	2015		2016	2015

REVENUE	$-	$-		$-	$-

OPERATING EXPENSES
General and administrative expenses	4,410	8,390		10,560	10,992
Total Operating Expenses	4,410	8,390		10,560	10,992

LOSS BEFORE INCOME TAXES	(4,410)	(8,390)		(10,560)	(10,992)
Provision for income taxes	-	-		-	-

LOSS FROM CONTINUED OPERATION	$(4,410)	$(8,390)		$(10,560)	$(10,992)

Income (loss) from Discontinued Operation, Net of Tax Benefits	(587)	-		(627)	1,200

NET LOSS	$(4,997)	$(8,390)		$(11,187)	$(9,792)

LOSS FROM CONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00	)*	$(0.00)*	$(0.00	)*
INCOME (LOSS) FROM DISCONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$(0.00)*	$-	*	$(0.00)*	$0.00	*
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00	)*	$(0.00)*	$(0.00	)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,370,000	2,974,833		3,370,000	2,886,934

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,187)	$(9,792)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	40	80
Changes in operating assets and liabilities:
Prepaid expenses	4,990	-
Accounts payable and accrued liabilities	-	2,775
Net cash used in operating activities	(6,157)	(6,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from former shareholder	300	8,600
Proceeds from sale of common stock	-	22,800
Net cash provided by financing activities	300	31,400

Net increase (decrease) in cash and cash equivalents	(5,857)	24,463
Cash and cash equivalents - beginning of period	5,857	3,569
Cash and cash equivalents - end of period	$-	$28,032

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Computer equipment transferred to shareholder	$563	$-
Loans forgiven by former shareholder	$(22,706)	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
February 29, 2016

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company’s fiscal year end is August 31.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors. After the change of control, the Company modified its business plan and presently intends to focus on the creation of a mobile app marketing engine.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The accompanying condensed financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended August 31, 2015. The results of operations for the period ended February 29, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the period ended February 29, 2016 and February 28, 2015.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company has an accumulated deficit of $43,566 as of February 29, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Since July 29, 2013 (inception) through August 31, 2015, the Company’s previous sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured.

During the period ended February 29, 2016, this director advanced another $300 to the Company for operating expenses and the Company’s computer was distributed to this director for a value $563. On January 15, 2016, the $22,706 balance of the loan was forgiven by this director and was recorded as additional paid-in capital. As at February 29, 2016 and August 31, 2015, the Company owed $0 and $22,406 to this director, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On March 6, 2016, the Company sold 3,200,000 shares of its common stock at $0.01 per share for total proceeds of $32,000 which resulted in a change of control.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 29, 2016 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated in the State of Nevada on July 29, 2013. We initially planned to be in the business of purchasing used cars in the United States and selling them to customers in Kyrgyzstan. We planned to purchase our cars primarily at used cars stores, private sellers, dealer-auctions and sell them to private buyers or other car dealers in Kyrgyzstan. As of today, we purchased one car for $7,000, which we then sold for $8,200. The purchase was financed by our former president and director, who loaned the Company funds.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors. After the change of control, the Company modified its business plan and presently intends to focus on the creation of a mobile app marketing engine.

We may borrow funds from our officers and shareholders for working capital, however, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are a development stage company and have generated $8,200 in revenue under our previous business plan.

RESULTS OF OPERATION

We are a development stage company and have generated only limited revenue from previous discontinued operations. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED FEBRUARY 29, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2015

REVENUE

During the three month periods ended February 29, 2016 and February 28, 2015 we did not generate any revenue.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the three month periods ended February 29, 2016 and February 28, 2015 as we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended February 29, 2016, we incurred general and administrative expenses of $4,410 compared to $8,390 incurred during the three month period ended February 28, 2015. General and administrative expenses incurred during the three month period ended February 28, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended February 29, 2016 was $4,997 compared to a net loss of $8,390 during the three month period ended February 28, 2015 due to the factors discussed above.

SIX MONTH PERIOD ENDED FEBRUARY 29, 2016 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2015

REVENUE

During the six month periods ended February 29, 2016 and February 28, 2015 we did not generate any revenue.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the six month periods ended February 29, 2016 and February 28, 2015 as we did not generate any revenue.

OPERATING EXPENSES

During the six month period ended February 29, 2016, we incurred general and administrative expenses of $10,560 compared to $10,992 incurred during the six month period ended February 28, 2015. General and administrative expenses incurred during the six month period ended February 29, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the six month period ended February 29, 2016 was $11,187 compared to a net loss of $9,792 during the six month period ended February 28, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED FEBRUARY 29, 2016

As of February 29, 2016, our total assets were $4,177 compared to $15,627 in total assets at August 31, 2015. Total assets as of February 29, 2016 comprised cash of $0, prepaid expenses of $4,177 and $0 in fixed assets while as at August 31, 2015 total assets comprised cash of $5,857, prepaid expenses of $9,167 and $603 in fixed assets. As of February 29, 2016 and August 31, 2015, our current liabilities were $0 comprising of $22,406 in advances from a former Director.

Stockholders’ equity was $4,177 as of February 29, 2016 compared to stockholders’ deficit of $6,779 as of August 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended February 29, 2016, net cash flows used in operating activities were $6,157 consisting of a net loss of $11,187, depreciation of $40 and a decrease in prepaid expenses of $4,990. Net cash flows used in operating activities was $6,937 for the six month period ended February 28, 2015, consisting of a net loss of $9,792, depreciation of $80 and an increase in accrued expenses of $2,775.

CASH FLOWS FROM INVESTING ACTIVITIES
We neither generated, nor used, funds in investing activities during the six months ended February 29, 2016 or February 28, 2015.
CASH FLOWS FROM FINANCING ACTIVITIES
We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month periods ended February 29, 2016 net cash provided by financing activities was $300, $0 received from proceeds from sale of common stock and $300 by way of a loan from our principal shareholder. For the six month periods ended February 28, 2015 net cash provided by financing activities was $31,400, $22,800 received from proceeds from sale of common stock and $8,600 by way of loans from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to developmental expenses associated with a start-up business. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of February 29, 2016, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 6, 2016, the Company sold 3,200,000 shares of its common stock at $0.01 per share for total proceeds of $32,000.  The purchaser is an accredited investor, purchased the shares for investment purposes, and had an opportunity to both review the Company’s periodic reports as filed with the SEC and to ask questions of the Company’s management.  The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute “restricted securities” as that term is defined in Rule 144 promulgated under the Act, and shall contain a standard restrictive legend.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

There has not been any material default in any Company indebtedness.  The Company has not issued any preferred stock or other senior securities.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

Dated: April 14, 2016	By: /s/ Jianli Deng
Jianli Deng President and Chief Executive Officer and Chief Financial Officer