Form 10-Q
period 2016-05-31
AB INTERNATIONAL GROUP CORP.
filed 2016-07-15
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AB INTERNATIONAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1740351	5521
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

2360 CORPORATE CIRCLE, STE. 400

HENDERSON NV 89074

Tel. 852-635-91332

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,570,000 shares of common stock as of June 30, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2016	August 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$72,990	$5,857
Prepaid expenses	1,667	9,167
Total Current Assets	74,657	15,024
Computer equipment, net	-	603
TOTAL ASSETS	$74,657	$15,627

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to previous shareholder	$-	$22,406
Total Liabilities	-	22,406

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 12,570,000 and 3,370,000 shares issued and outstanding, respectively	12,570	3,370
Common stock subscribed - related party; 10,000,000 common shares, $.001 par value	10,000	-
Subscription receivable - related party	(100,000)	-
Additional paid-in capital	217,173	22,230
Accumulated deficit	(65,086)	(32,379)
Total Stockholders' Equity (Deficit)	74,657	(6,779)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$74,657	$15,627

The accompanying notes are an integral part of these condensed, unaudited financial statements.

 AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	ThreeMonthsEnded				Nine Months Ended
	May 31,		May 31,		May 31,	May 31,
	2016		2015		2016	2015

REVENUE	$-		$-		$-	$-

OPERATING EXPENSES
General and administrative expenses	21,520		340		32,080	11,332
Total Operating Expenses	21,520		340		32,080	11,332

LOSS BEFORE INCOME TAXES	(21,520)		(340)		(32,080)	(11,332)
Provision for income taxes	-		-		-	-

LOSS FROM CONTINUED OPERATION	$(21,520)		$(340)		$(32,080)	$(11,332)

Income (loss) from Discontinued Operation, Net of Tax Benefits	-		-		(627)	1,200

NET LOSS	$(21,520)		$(340)		$(32,707)	$(10,132)

LOSS FROM CONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$(0.00	)*	$(0.00	)*	$(0.01)	$(0.00	)*
INCOME (LOSS) FROM DISCONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$-	*	$-	*	$(0.00)*	$0.00	*
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00	)*	$(0.00	)*	$(0.01)	$(0.00	)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,191,739		3,370,000		5,996,277	3,049,725

____________

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(32,080)	$(11,332)
Add - (Loss) Income from discontinued operations, net of tax expense	(627)	1,200
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	40	120
Changes in operating assets and liabilities:
Prepaid expenses	7,500	-
Accounts payable and accrued liabilities	-	-
Net cash used in operating activities	(25,167)	(10,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous shareholder	300	8,600
Proceeds from sale of common stock	92,000	22,800
Net cash provided by financing activities	92,300	31,400

Net increase (decrease) in cash and cash equivalents	67,133	21,388
Cash and cash equivalents - beginning of period	5,857	3,569
Cash and cash equivalents - end of period	$72,990	$24,957

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Computer equipment disposed to previous shareholder	$563	$-
Loans forgiven by previous shareholder	$22,143	$-
Common stock subscribed	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

May 31, 2016

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 ("Inception") and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The accompanying condensed financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended August 31, 2015. The results of operations for the period ended May 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the twelve month period ended May 31, 2016 and 2015.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company has an accumulated deficit of $65,086 as of May 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

From July 29, 2013 through August 31, 2015, the Company's previous sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured. Thereafter, this director advanced another $300 to the Company for operating expenses and the Company's computer was disposed to this director for a value $563. On January 15, 2016, the $22,143 balance of the loan was forgiven by this director and was recorded as additional paid-in capital. As at May 31, 2016 and August 31, 2015, the Company owed $0 and $22,406 to this director, respectively.

NOTE 5 - EQUITY

During the three months ended May 31, 2016, the company issued 9,200,000 common shares, par value of $.001, for proceeds of $92,000 to an unrelated party.

NOTE 6 - SUBSEQUENT EVENTS

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to a related party (an executive officer and sole director of the Company) at $0.01 per share for total proceeds of $100,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contain a standard restrictive legend. The funds were received by the Company on June 3, 2016.

On June 8, 2016, the Company formed a wholly owned subsidiary named APP BOARD LIMITED in Hong Kong for business operations and developments.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2016 to the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements other than as disclosed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

On January 22, 2016, the Company's former sole officer and director at that time, who owned 83% of the Company's outstanding common shares, sold all his common shares to Jianli Deng, the Company's current Chief Executive Officer and sole Director. After the change of control, the Company modified its business plan and presently intends to focus on the creation of a mobile app marketing engine.

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

THREE MONTH PERIOD ENDED MAY 31, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 2015

REVENUE

During the three month periods ended May 31, 2016 and May 31, 2015 we did not generate any revenue.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the three month periods ended May 31, 2016 and May 31, 2015 as we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended May 31, 2016, we incurred general and administrative expenses of $21,520 compared to $340 incurred during the three month period ended May 31, 2015. General and administrative expenses incurred during the three month period ended May 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the three month period ended May 31, 2016 was $21,520 compared to a net loss of $340 during the three month period ended May 31, 2015 due to the factors discussed above.

NINE MONTH PERIOD ENDED MAY 31, 2016 COMPARED TO THE NINE MONTH PERIOD ENDED MAY 31, 2015

REVENUE

During the nine month periods ended May 31, 2016 and May 31, 2015 we did not generate any revenue.

COST OF GOODS SOLD

We recognized no expense for cost of goods sold during the nine month periods ended May 31, 2016 and May 31, 2015 as we did not generate any revenue.

OPERATING EXPENSES

During the nine month period ended May 31, 2016, we incurred general and administrative expenses of $32,080 compared to $11,332 incurred during the nine month period ended May 31, 2015. General and administrative expenses incurred during the nine month period ended May 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET LOSS

Our net loss for the nine month period ended May 31, 2016 was $32,707 compared to a net loss of $10,132 during the nine month period ended May 31, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MAY 31, 2016

As of May 31, 2016, our total assets were $74,657 compared to $15,627 in total assets at August 31, 2015. Total assets as of May 31, 2016 comprised cash of $72,990, prepaid expenses of $1,667 and $0 in fixed assets while as at August 31, 2015 total assets comprised cash of $5,857, prepaid expenses of $9,167 and $603 in fixed assets. As of May 31, 2016 and August 31, 2015, our current liabilities were $0 comprising of $22,406 in advances from a former Director.

Stockholders' equity was $74,657 as of May 31, 2016 compared to stockholders' deficit of $6,779 as of August 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2016, net cash flows used in operating activities were $25,167 consisting of a net loss of $32,707, depreciation of $40 and a decrease in prepaid expenses of $7,500. Net cash flows used in operating activities was $10,012 for the nine month period ended May 31, 2015, consisting of a net loss of $10,132, depreciation of $120 and an increase in accrued expenses of $0.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the nine months ended May 31, 2016 or May 31, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month periods ended May 31, 2016 net cash provided by financing activities was $92,300, $92,000 received from proceeds from sale of common stock and $300 by way of a loan from our principal shareholder. For the nine month periods ended May 31, 2015 net cash provided by financing activities was $31,400, $22,800 received from proceeds from sale of common stock and $8,600 by way of loans from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to developmental expenses associated with a start-up business. We intend to finance these expenses with further issuances equity and/or debt securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2016, we had no material commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2016, the Company sold 6,000,000 shares of its common stock to a related party (main shareholder of the Company) at $0.01 per share for total proceeds of $60,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contains a standard restrictive legend.

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to a related party (the sole director and Chief Executive Officer of the Company) at $0.01 per share for total proceeds of $100,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contains a standard restrictive legend.

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

AB INTERNATIONAL GROUP CORP.

Dated: July 15, 2016	By:	/s/ Jianli Deng
Jianli Deng President and Chief Executive Officer and Chief Financial Officer

