Form 10-K
period 2016-08-31
AB INTERNATIONAL GROUP CORP.
filed 2016-12-16
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2016

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of December 8, 2016, the registrant had 26,150,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no trading market has been established as of December 8, 2016.

PART I

ITEM 1. BUSINESS

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

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investor Jianli Deng, the Company's current Chief Executive Officer and sole Director. After the stock sale, the Company modified its business plan and presently intends to focus on the creation of a mobile app marketing engine.

We may borrow funds from our officers and shareholders for working capital, however, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are a development stage company and have generated $28,200 [year ended August 31,2016] in revenue under our new business plan.

We plan to be in the business of mobile app marketing for movie trailer promotion thru a mobile smartphone app in China. We plan to generate a subscriber base of smartphone users primarily through pre-installed app smartphone makers, online app stores, WeChat official accounts, Weibo and other social network medis and sell prepaid cards or coins to movie distributors or other video advertisers in China. We have created the app “Amoney” (available for download on http://fir.im/aMoney and QR code as well) for the Android smartphone platform to develop a WeChat micro-shop (see this for reference: http://www.investopedia.com/articles/insights/062416/silicon-valley-eyeing-chinas-wechat-fb-aapl.asp ) that will display and deliver a variety of information and links for download or online watch prices in the China market, and will advertise our services and fees. During FYE August 31, 2016, we generated revenue of $28,200 from one company that paid us to post their movie trailers on our smartphone app for a one month period.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties. Our sole Director, Jianli Deng, provides us with office space, free of charge, at 2/F 45 Hollywood Road Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “ABQQ”. To date there has been one trade in our common stock. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a Company’s operations or business prospects. We cannot assure you that there will be an established public trading market in the future for our common stock.

Number of Holders

As of December 8, 2016, the 26,150,000 shares of common stock issued and outstanding were held by a total of 11 shareholders of record. The Company’s transfer agent is Corporate Stock Transfer (3200 Cherry Creek South Drive, Suite 430|Denver, Colorado 80209|Phone: (303) 282-4800|Fax (303) 282-5800).

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2016 or 2015. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In January and February 2015, the Company sold 570,000 shares of its common stock at $0.04 per share for total proceeds of $22,800. These shares were sold pursuant to our registration statement on Form S-1 that became effective on January 22, 2015.

In March 6, 2016, the Company sold 3,200,000 shares of its common stock at $0.01 per share for total proceeds of $32,000. The purchaser is an accredited investor, purchased the shares for investment purposes, and had an opportunity to both review the Company’s periodic reports as filed with the SEC and to ask questions of the Company’s management. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute “restricted securities” as that term is defined in Rule 144 promulgated under the Act, and the certificate representing the shares contains a standard restrictive legend.

On May 23, 2016, the Company sold 6,000,000 shares of its common stock to a related party (the principal shareholder of the Company) at $0.01 per share for total proceeds of $60,000.The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and the certificate representing the shares contains a standard restrictive legend.

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to a related party (an executive officer and sole director of the Company) at $0.01 per share for total proceeds of $100,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and the certificate representing the shares contains a standard restrictive legend.

On July 28, 2016, the Company sold 3,580,000 shares of its common stock to three un-related investors at $0.02 per share for total proceeds of $71,600. The purchasers are accredited investors, purchased the shares for investment purposes, and had an opportunity to both review the Company’s periodic reports as filed with the SEC and to ask questions of the Company’s management. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and the certificates representing the shares contain a standard restrictive legend.

Purchase of our Equity Securities by Officers and Directors

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to Jianli Deng, ( the CEO and sole director of the Company) at $0.01 per share for total proceeds of $100,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and the certificate representing the shares contains a standard restrictive legend.

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

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investor Jianli Deng, the Company's current Chief Executive Officer and sole Director. After the change of control, the Company modified its business plan and presently intends to focus on the creation of a mobile app marketing engine.

We may borrow funds from our officers and shareholders for working capital, however, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. We are a development stage company and have generated $28,200 [in the year ended August 31,2016] in revenue under our new business plan, and a total of $36,400 in revenue, including continued and discontinued operations, since our inception on July 29, 2013.

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

FISCAL YEAR ENDED AUGUST 31, 2016 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2015

REVENUE

During the year ended August 31, 2016 we generated $28,200 (2015, $8,200 discontinued operations) in revenue.

COST OF GOODS SOLD

We recognized an expense of $0 for cost of services sold during the year ended August 31, 2016 compared to $7,000 for cost of goods sold, from discontinued operations during the year ended August 31, 2015.

Operating Expenses

During the fiscal year ended August 31, 2016, we incurred total expenses of $64,879 from continuing operations, and $7,810 from discontinued operations, compared to $28,605 from discontinued operations during the fiscal year ended August 31, 2015.

The increase between the two periods was due to the increased scale and scope of our business operations, as well as an increase in salary and wages paid to related parties of $15,000.

Net Losses

Our net loss from continued operations of $36,679, and net loss of $7,810 from discontinued operations for the fiscal year ended August 31, 2016 was compared to a net loss from discontinued operations of $28,605 for the fiscal year ended August 31, 2015 due to the factors described above, offset by increased revenues for the fiscal year ended August 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2016

As of August 31, 2016, our total assets were $314,498 comprised of $167,413 in cash, of which $587 has been classified as assets from discontinued operations, $28,200 in accounts receivable, $22,501 in prepaid expenses and $96,384 of Intangible Assets, and $0 in fixed assets net of accumulated depreciation. Our total liabilities were $80,023 comprised of $2,797 in advances from a related party and $77,226 in accounts payable. Stockholders’ equity was $234,475 as of August 31, 2016.

FISCAL YEAR ENDED AUGUST 31, 2015

As of August 31, 2015, our net liabilities of discontinued operations was $6,779. Stockholders’ deficit was $6,779 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended August 31, 2016 and 2015, net cash flows used in operating activities were ($5,729) and ($35,384) respectively. The decrease between the two periods reflects primarily the increase of accounts receivable and prepaid expenses, as well as the increase in accounts payable.

Cash Flows from Investing Activities

There was $30,000 cash used in the purchase of Intangible Assets for the period ended August 31, 2016. An additional $70,000 was recorded as a payable in relation to Intangible Asset which had a total purchase price of $100,000. No cash flows from investing activities were noted for the fiscal years ended, August 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of a loan from a shareholder. For the fiscal years ended August 31, 2016 and 2015, net cash flows from financing activities were $266,697 and $39,900 respectively. For the year ended August 31, 2016, $263,600 was received from proceeds from the sale of shares of our common stock to both related and unrelated parties, as well as $300 provided from loans from a previous shareholder, and $2,797 due to current shareholder. For the fiscal year ended August 31, 2015, $22,800 was received from proceeds from the sale of shares of our common stock and $17,100 from proceeds from our shareholder loan.

PLAN OF OPERATION AND FUNDING

The Company has incurred a loss since Inception (July 29, 2013) resulting in an accumulated deficit from continuing operations of ($36,679) as of August 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2016 and August 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AB International Group, Corp.

Hong Kong

We have audited the accompanying consolidated balance sheet AB International Group, Corp. as of August 31, 2016 and the related consolidated statements of operations, stockholders’ equity/ (deficit) and cash flows for the year ended August 31, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AB International Group, Corp. as of August 31, 2016 and the results of its operations and cash flows for the year ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

December 14, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors

AB International Group, Corp.

 We have audited the accompanying balance sheet of AB International Group, Corp. as of August 31, 2015, the related statement of operations, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB International Group Corp. as of August 31, 2015 and the related statement of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado
September 29, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~	Fax 303-456-7488 ~ www.cutlercpas.com

AB INTERNATIONAL GROUP
Balance Sheets

	August 31, 2016	August 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$166,826	$-
Accounts receivable	28,200	-
Prepaid expenses	22,501	-
Net assets of discontinued operations	587
Total Current Assets	218,114	-
Computer equipment, net	-	-
Intangible assets, net	96,384

TOTAL ASSETS	$314,498	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$77,226	$-
Due to shareholder	2,797	-
Due to previous shareholder	-	-
Net liabilities of discontinued operations	-	6,779
Total Liabilities	80,023	6,779

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
26,150,000 and 3,370,000 shares issued and outstanding, respectively	26,150	3,370
Additional paid-in capital	285,193	22,230
Deficit from discontinued operations	(40,189)	(32,379)
Accumulated deficit	(36,679)	-
Total Stockholders’ Equity (Deficit)	234,475	(6,779)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$314,498	$-

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP
Consolidated Statements of Operations
(Unaudited)

	Years Ended
	August 31,	August 31,
	2016	2015

REVENUE	$28,200	$-

OPERATING EXPENSES
General and administrative expenses	49,879	-
Related party salary and wages	15,000	-
Total Operating Expenses	64,879	-

LOSS FROM CONTINUED OPERATIONS	(36,679)

Income Tax Provision	-	-
Net loss from continuing operations	(36,679)	-

LOSS FROM DISCONTINUED OPERATIONS	(7,810)	(28,605)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$-
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,465,574	3,130,452

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP
Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Additional		Total
	Common Stock		Subscription	Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)

Balance - August 31, 2014	2,800,000	$2,800	-	$-	$(3,774)	$(974)
Common shares issued for cash at $0.04 per share	570,000	570	-	22,230	-	22,800
Net loss	-	-	-	-	(28,605)	(28,605)
Balance - August 31, 2015	3,370,000	3,370	-	22,230	(32,379)	(6,779)
Common shares issued to related party for cash at $0.01 per share	10,000,000	10,000		90,000	-	100,000
Common shares issued for cash at $0.01 per share	12,780,000	12,780	-	150,820	-	163,600
Loans forgiven by previous shareholder	-	-	-	22,143	-	22,143
Net loss	-	-	-	-	(44,489)	(44,489)
Balance - August 31, 2016	26,150,000	$26,150	-	$285,193	$(76,868)	$234,475

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP
Statements of Cash Flows
(Unaudited)

	Years Ended
	August 31,	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(36,679)	$-
Net loss from discontinued operations, net of tax expense	(7,810)	(28,605)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	3,616	-
Changes in operating assets and liabilities:
Accounts receivable	(28,200)	-
Prepaid expenses	(22,501)	-
Accounts payable and accrued liabilities	77,226	-
Change in Assets (Liabilities) from discontinued operations	8,619	(6,779)
Net cash used in operating activities	(5,729)	(35,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible asset	(30,000)	-
Accounts payable for purchase of intangible asset	(70,000)
Net cash used in investing activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous shareholder	300	17,100
Due to shareholder	2,797	-
Proceeds from sale of common stock	163,600	22,800
Proceeds from sale of common stock to related party	100,000	-
Net cash provided by financing activities	266,697	39,900

Net increase (decrease) in cash and cash equivalents	160,968
Cash and cash equivalents - beginning of period	5,857	5,857
Cash and cash equivalents - end of period	$166,825	$5,857

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Computer equipment transferred to previous shareholder	$563	$-
Loans forgiven by previous shareholder	$22,143	$-
Accounts Payable related to Intangible Asset Purchase	$70,000	$-

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company’s fiscal year end is August 31.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors. Subsequently, the Company modified its business plan and is currently focusing on the creation of a mobile app marketing engine to be used for movie trailer promotion thru a mobile smartphone app in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is August 31. The financial statements have been prepared on a consolidated basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended August 31, 2016.

On January 22, 2016, the Company modified its business plan, and therefore the Company has classified all transactions and balances prior to the modification of the business plan as Discontinued Operations in the financial statements.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended August 31, 2016.

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

Foreign Currency Transactions

The Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arise from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Revenues and expenses are translated at average rates for the year.  Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the company.

Prepaid Expenses

Prepaids consist of filing fees and advances related to consulting fees that have been paid in advance. The prepaid balances are amortized when the related expense is incurred.

Intangible Assets

Intangible assets are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. The intangible assets are mobile application product that is used to generate sales by utilizing the mobile app as advertising for third parties, events, or products.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2016, there were no unrecognized tax benefits.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company has recognized the revenues associated mobile app sales once the criteria has been met, the product has been delivered, and the Company has received payment from the vendor.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended August 31, 2016 and 2015.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to the revised requirements related to revenue recognition, which are required subsequent to December 15, 2016.

NOTE 3 – GOING CONCERN

The Company has an accumulated deficit of $36,679 from continuing operations, and a deficit of $40,189 from discontinued operations as of August 31, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

From July 29, 2013 through August 31, 2015, the Company's previous sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Thereafter, this director advanced another $300 to the Company for operating expenses and the Company's computer was disposed to this director for a value $563. On January 15, 2016, the $22,143 balance of the loan was forgiven by this director and was recorded as additional paid-in capital. As at August 31, 2016 and August 31, 2015, the Company owed $0 and $22,406 to this director, respectively.

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to the Company’s sole director at $0.01.

During the year ended August 31, 2016, $15,000 was paid to two related parties as salaries and wages.

The Company had management fees to the current sole director of $2,087 for the year ending August 31, 2016. As of August 31, 2016, the Company owed $2,797 to the current sole director.

NOTE 5 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

During the year ended August 31, 2016, the company issued 12,780,000 common shares, par value of $0.01, for proceeds of $163,600 to four unrelated parties.

On June 3, 2016, the Company sold 10,000,000 shares of its common stock to a related party (an executive officer and sole director of the Company) at $0.01 per share for total proceeds of $100,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contain a standard restrictive legend. The funds were received by the Company on June 3, 2016.

As at August 31, 2016, 26,150,000 issued and outstanding shares of common stock were held by approximately 11 shareholders of record.

NOTE 6 – INCOME TAXES

As of August 31, 2016 the Company had net operating loss carry forwards of $73,251 that may be available to reduce future years' taxable income through 2035. Subsequent to the Company's change in control, the Company has a net operating loss carryforward of $36,679. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Due to the change in control during the year, the Company is expecting limitations on the loss carry forward amounts. that were generated prior to the change in control.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2016 and 2015:

	Years Ended
	August 31,
	2016	2015
Deferred tax asset attributable to:
Net operating loss carry over	$25,638	$11,333
Less: valuation allowance	(25,638)	(11,333)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2016 was $25,628, and $11,333 as of August 31, 2015. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2016 and 2015.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2016 and 2015:

	2016	2015
Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	-%

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jianli Deng	23	President, CEO, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)
2/F 45 Hollywood Road Hong Kong China

Jianli Deng has acted as our President, CEO, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole Director since January 22nd, 2016. Mr. Deng owns 48.95% of the outstanding shares of our common stock. Mr. Deng is a producer of numerous international film and music productions involving mixed media. He is the creator of a mobile phone application which brings video merging functions containing sophisticated video editing technology normally utilized by computers to the smart phone. Mr. Deng attended Hong Kong Open University where he studied music marketing and management

During the past ten years, Mr. Deng has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Deng was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Deng’s involvement in any type of business, securities or banking activities.

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

CODE OF ETHICS

As a development stage company, we do not presently have a Code of Ethics. Management intends to adopt to adopt a Code of Ethics in the near future.

COMMITTEES

As a development stage company with a single director, our full board serves the functions that would normally be served by a separately-designated Audit Committee, Nominating Committee, and Compensation Committee. Further, we do not have an audit committee financial expert on the Board. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended August 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Jianli Deng President, CEO	2016	9,000	-0-	-0-	-0-	-0-	2,087	-0-	11,087
and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Deng currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with $1,500 per month salary until such time as entry an employment agreement with the company.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

CHANGE OF CONTROL

As of August 31, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of December 8, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	JIANLI DENG 2/F 45 HOLLYWOOD RD HONG KONG CHINA	12,800,000 shares of common stock (direct)	48.95%

	SPRING WOOD VENTURES LIMITED INDEPENDENCE AVENUE 2ND FLOOR VICTORIA MAHE SEYCHELLES CAPITAL CITY	9,200,000 shares of common stock (direct)	35.18

The percent of class is based on 26,150,000 shares of common stock issued and outstanding as of the date of this annual report. We do not currently have any equity compensation plans in place.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

From July 29, 2013 through August 31, 2015, the Company's previous sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Thereafter, this director advanced another $300 to the Company for operating expenses and the Company's computer was disposed to this director for a value $563. On January 15, 2016, the $22,143 balance of the loan was forgiven by this director and was recorded as additional paid-in capital. As at August 31, 2016 and August 31, 2015, the Company owed $0 and $22,406 to this director, respectively.

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to the Company’s sole director at $0.01.

During the year ended August 31, 2016, $15,000 was paid to two related parties as salaries and wages.

The Company had management fees to the current sole director of $2,087 for the year ending August 31, 2016. As of August 31, 2016, the Company owed $2,797 to the current sole director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors has selected Pritchett, Siler & Hardy, P.C to serve as the Company's independent registered public accounting firm and to audit the Company's consolidated financial statements for the fiscal year ending August 31, 2016. Cutler and Company previously served as the Company's independent registered public accounting firm for the August 31, 2015 financial statements.

The following table presents fees billed by our independent registered accountants for the following professional services rendered for the Company for the fiscal years ended August 31, 2016 and 2015:

	FY 2016	FY 2015
Audit Fees	$$9,000	$$9,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

"Audit fees" relate to services for the audit of the Company's consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company's quarterly reports filed with the SEC.

“Audit-related fees" relate to services that are reasonably related to the audit of the Company's consolidated financial statements and are not included in "audit fees." These services include consultations on certain accounting matters.

Our Board’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, and to not engage them to perform the specific non-audit services proscribed by law or regulation.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

Dated: December 16, 2016	By:	/s/ Jianli Deng
Jianli Deng
Director, President, Principal Executive, Financial and Accounting Officer

