Form 10-Q
period 2016-11-30
AB INTERNATIONAL GROUP CORP.
filed 2017-01-12
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,150,000 shares of common stock as of January 10, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2016	August 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$109,308	$166,826
Accounts receivable	42,829	28,200
Prepaid expenses	6,668	22,501
Net assets of discontinued operations	-	587
Total Current Assets	158,805	218,114
Intangible assets, net	91,384	96,384

TOTAL ASSETS	$250,189	$314,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,618	$77,226
Due to shareholder	4,613	2,797
Total Current Liabilities	10,231	80,023

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
26,150,000 shares issued and outstanding	26,150	26,150
Additional paid-in capital	285,193	285,193
Deficit from discontinued operations	(40,189)	(40,189)
Accumulated deficit	(31,196)	(36,679)
Total Stockholders’ Equity	239,958	234,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,189	$314,498

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,		November 30,
	2016		2015

Revenue	$42,829		$-
Cost of revenue	5,000		-
Gross Profit	37,829		-

OPERATING EXPENSES
General and administrative expenses	24,846		-
Related party salary and wages	7,500		-
Total Operating Expenses	32,346		-

PROFIT FROM CONTINUED OPERATIONS	5,482

Income Tax Provision	-		-
Net Profit from continuing operations	5,482		-

LOSS FROM DISCONTINUED OPERATIONS	-		(6,190)

PROFIT FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	*	$-
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	$-		$(0.00	)*

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	*	$(0.00	)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,150,000		3,370,000

_____________

* Denotes a profit or loss of less than $0.01 per share

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$5,482	$-
Net loss from discontinued operations, net of tax expense	-	(6,190)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of intangible asset	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	(14,629)	-
Prepaid expenses	15,833	-
Accounts payable and accrued liabilities	(71,607)	-
Change in Assets (Liabilities) from discontinued operations	587	2,540
Net cash used in operating activities	(59,334)	(3,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	1,816	-
Net cash provided by financing activities	1,816	-

Net increase (decrease) in cash and cash equivalents	(57,518)	(3,650)
Cash and cash equivalents - beginning of period	166,826	5,857
Cash and cash equivalents - end of period	$109,308	$2,207

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2016

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”). The Company’s fiscal year end is August 31.

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

The accompanying condensed financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended August 31, 2016. The results of operations for the period ended November 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2017.

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Intangible Assets

Intangible assets are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. The intangible assets are a mobile application product that is used to generate sales by utilizing the mobile app as advertising for third parties, events, or products.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company has recognized the revenues associated mobile app sales once the criteria has been met, the product has been delivered, and collectability is reasonably assured from the individual vendor.

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided through app sales. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the company.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three month periods ended November 30, 2016 and 2015.

Recent accounting pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to the revised requirements related to revenue recognition, which are required subsequent to December 15, 2016.

NOTE 3 – GOING CONCERN

The Company has an accumulated deficit of $31,197 from continuing operations, and a deficit of $40,189 from discontinued operations as of November 30, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

During the three month period ended November 30, 2016, a shareholder advanced $1,816 to the Company for operating expenses. As at November 30, 2016 and August 31, 2016, the Company owed $4,613 and $2,797 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

NOTE 5 – INCOME TAXES

As of November 30, 2016 the Company had net operating loss carry forwards of $71,385 that may be available to reduce future years' taxable income through 2035. Subsequent to the Company's change in control, the Company has a net operating loss carryforward of $31,196. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Due to the change in control during the year, the Company is expecting limitations on the loss carry forward amounts that were generated prior to the change in control.

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30, 2016 and August 31, 2016:

	Period ending
	November 30,	August 31,
	2016	2016
Deferred tax asset attributable to:
Net operating loss carry over	$12,838	$12,838
Net operating losses utilized	(1,919)	-
Less: valuation allowance	(10,919)	(12,838)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2016 was $10,919, and $12,838 as of August 31, 2016. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2016 and August 31, 2016.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2016, and August 31, 2016:

	2016	2015
Federal statutory tax rate	(35.0)	(35.0)
Change in valuation allowance	35.0	35.0
Effective tax rate	-	-

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investor Jianli Deng, the Company's current Chief Executive Officer and sole Director. After the stock sale, the Company modified its business plan and presently focuses on revenues generated from a mobile app marketing engine.

We may borrow funds from our officers and shareholders for working capital, however, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

RESULTS OF OPERATION

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2015

REVENUE

During the three month periods ended November 30, 2016 and November 30, 2015 we generated $42,829 and $0 of revenue, respectively.

COST OF SALES

During the three month periods ended November 30, 2016 and November 30, 2015 we incurred $5,000 and $0 of cost of sales, respectively.

OPERATING EXPENSES

During the three month period ended November 30, 2016, we incurred general and administrative expenses of $24,846, and related party wages of $7,500. General and administrative expenses incurred during the three month period ended November 30, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the three months ended November 30, 2015, we incurred operating expenses of $6,190 related to our discontinued operations.

NET PROFIT

Our net profit for the three month period ended November 30, 2016 was $5,482 compared to a net loss of $6,190 during the three month period ended November 30, 2015, all related to our discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2016, our total assets were $250,189 compared to $314,498 in total assets at August 31, 2016. Total assets as of November 30, 2016 comprised cash of $109,308, accounts receivable of $42,829, prepaid expenses of $6,668 and $91,384 in intangible assets while as at August 31, 2016 total assets comprised cash of $166,826, accounts receivable of $28,200, prepaid expenses of $22,501 and $96,384 in intangible assets. As of November 30, 2016 and August 31, 2016, our current liabilities were $10,232 and $80,023 respectively.

Stockholders' equity was $239,957 as of November 30, 2016 compared to $234,475 as of August 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2016, net cash flows used in operating activities were $59,334 consisting of a net profit of $5,482, depreciation of $5,000, a decrease in prepaid expenses of $15,833, increase in accounts receivable of $14,629, decrease in accounts payable of $71,607, and change in assets from discontinued operations of $587. Net cash flows used in operating activities was $3,650 for the three month period ended November 30, 2015, consisting of a net loss of $6,190, and a change in liabilities from discontinued operations of $2,540.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the three months ended November 30, 2016 or November 30, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

We generated $1,816 in financing activities from a shareholder loan for the three months ended November 30, 2016. No funds were generated nor used during the three months ended November 30, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to developmental expenses associated with a start-up business. We intend to finance these expenses with further issuances equity and/or debt securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of November 30, 2016, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our August 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

AB INTERNATIONAL GROUP CORP.

Dated: January 12, 2017	By:	/s/ Jianli Deng
Jianli Deng President and Chief Executive Officer and Chief Financial Officer

