Form 10-Q
period 2017-02-28
AB INTERNATIONAL GROUP CORP.
filed 2017-04-14
CIK 1605331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: FEBRUARY 28, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,150,000 shares of common stock as of April 14, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	February 28, 2017	August 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$132,517	$166,826
Accounts receivable	68,736	28,200
Prepaid expenses	4,168	22,501
Net assets of discontinued operations	-	587
Total Current Assets	205,421	218,114
Intangible assets, net	86,384	96,384

TOTAL ASSETS	$291,805	$314,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$153	$77,226
Due to shareholder	1,613	2,797
Total Current Liabilities	1,766	80,023

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 26,150,000 shares issued and outstanding	26,150	26,150
Additional paid-in capital	285,193	285,193
Deficit from discontinued operations	(40,189)	(40,189)
Retained earnings (accumulated deficit)	18,886	(36,679)
Total Stockholders’ Equity	290,039	234,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,805	$314,498

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Revenue	$84,424	$-	$127,253	$-
Cost of revenue	5,000	-	10,000	-
Gross Profit	79,424	-	117,253	-

OPERATING EXPENSES
General and administrative expenses	21,842	4,410	46,689	10,560
Related party salary and wages	7,500	-	15,000	-
Total Operating Expenses	29,342	4,410	61,688	10,560

INCOME (LOSS) FROM CONTINUED OPERATIONS	50,082	(4,410)	55,564	(10,560)

Income Tax Provision	-	-	-	-
Net Income (loss) from continuing operations	50,082	(4,410)	55,564	(10,560)

LOSS FROM DISCONTINUED OPERATIONS	-	(587)	-	(627)

NET INCOME (LOSS)	$50,082	$(4,997)	$55,564	$(11,187)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

LOSS FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,150,000	3,370,000	26,150,000	3,370,000

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$55,564	$(10,560)
Net loss from discontinued operations, net of tax benefit	-	(627)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of intangible asset	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	(40,536)	-
Prepaid expenses	18,333	-
Accounts payable and accrued liabilities	(77,073)	-
Change in Assets (Liabilities) from discontinued operations	587	5,330)
Net cash used in operating activities	(33,125)	(5,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to shareholder	(1,184)	-
Net cash provided by financing activities	(1,184)	-

Net increase (decrease) in cash and cash equivalents	(34,309)	(5,857)
Cash and cash equivalents - beginning of period	166,826	5,857
Cash and cash equivalents - end of period	$132,517	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

February 28, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”). The Company’s fiscal year end is August 31.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors. Subsequently, the Company modified its business plan and is currently focusing on the creation of a mobile app marketing engine to be used for movie trailer promotion thru a mobile smartphone app in China. To date, all revenues have been transacted in Hong Kong Dollars.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The accompanying condensed financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended August 31, 2016. The results of operations for the period ended February 28, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2017.

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Intangible Assets

Intangible assets are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. Management determined the useful life of the asset through analyzing the life of which the intangible asset would generate ongoing revenues for the Company. The intangible assets are a mobile application product that is used to generate sales by utilizing the mobile app as advertising for third parties, events, or products.

The intangible assets were acquired from a third party provider. Amortized costs of the intangible asset are recorded as cost of sales, as the intangible asset is directly related to generation of revenues in the Company.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company has recognized the revenues associated with mobile app sales once the criteria has been met, the product has been delivered, and collectability is reasonably assured from the individual customer. To date, the Company’s sales primarily involved transactions whereby the customers utilized the Company’s mobile applications to interact with potential moviegoers, and direct the users of the applications to movie trailer websites and applications.

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

Foreign Currency Translation

The Company’s functional currency is the US dollar. Certain balances and transactions included in the financial statements are in Hong Kong dollars and are translated into US dollar using current exchange rates or the spot rate, if applicable. Gains and losses from foreign currency translations are immaterial for separate classification for the period ending February 28, 2017.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six month periods ended February 28, 2017 and February 29, 2016.

Recent accounting pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to the revised requirements related to revenue recognition, which are required for annual periods beginning subsequent to December 15, 2016.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

During the six month period ended February 28, 2017, a shareholder was repaid $1,184 for operating expenses. As at February 28, 2017 and August 31, 2016, the Company owed $1,613 and $2,797 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

NOTE 4 – INCOME TAXES

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Due to the change in control during the year ended August 31, 2016, the Company is expecting limitations on the loss carry forward amounts that were generated prior to the change in control.

Components of net deferred tax assets, including a valuation allowance, are as follows at February 28, 2017 and August 31, 2016:

	Period ending
	February 28,	August 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$25,638	$25,638
Net operating losses utilized at 35%	(19,447)	-
Less: valuation allowance	(6,191)	(25,638)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of February 28, 2017 was $6,191, and $25,638 as of August 31, 2016. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2017 and August 31, 2016. Management estimates the Company’s tax liability in Hong Kong to be immaterial.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

THREE MONTH PERIOD ENDED FEBRUARY 28, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2016

REVENUE. During the three month periods ended February 28, 2017 and February 29, 2016 we generated $84,424 and $0 of revenue, respectively.

COST OF SALES. During the three month periods ended February 28, 2017 and February 29, 2016 we incurred $5,000 and $0 of cost of sales, respectively.

OPERATING EXPENSES. During the three month period ended February 28, 2017, we incurred general and administrative expenses of $21,842, and related party wages of $7,500. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net income for the three month period ended February 28, 2017 was $50,082 compared to a net loss of $4,410 from continuing operations, and a net loss from discontinued operations of $587 during the three month period ended February 29, 2016.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2017 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 29, 2016

REVENUE. During the six month periods ended February 28, 2017 and February 29, 2016 we generated $127,253 and $0 of revenue, respectively.

COST OF SALES. During the six month periods ended February 28, 2017 and February 29, 2016 we incurred $10,000 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the six month period ended February 28, 2017, we incurred general and administrative expenses of $46,689, and related party wages of $15,000, and during the six month period ended February 29, 2016 we incurred general and administrative expenses of $10,560. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net income for the six month period ended February 28, 2017 was $55,564 compared to a net loss of $10,560 from continuing operations, and a net loss from discontinued operations of $627 during the six month period ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2017, our total assets were $291,805 compared to $314,498 in total assets at August 31, 2016. Total assets as of February 28, 2017 comprised cash of $132,517, accounts receivable of $68,736, prepaid expenses of $4,168 and $86,384 in intangible assets while as at August 31, 2016 total assets comprised cash of $166,826, accounts receivable of $28,200, prepaid expenses of $22,501 and $96,384 in intangible assets. As of February 28, 2017 and August 31, 2016, our current liabilities were $1,766 and $80,023 respectively.

Stockholders' equity was $290,039 as of February 28, 2017 compared to $234,475 as of August 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2017, net cash flows used in operating activities were $33,125 consisting of a net income of $55,564, amortization of $10,000, a decrease in prepaid expenses of $18,833, increase in accounts receivable of $40,536, decrease in accounts payable of $77,073, and change in assets from discontinued operations of $587. Net cash flows used in operating activities was $5,857 for the six month period ended February 29, 2016, consisting of a net loss of $10,560 from continuing operations, a net loss of $627 from discontinued operations, and a change in liabilities from discontinued operations of $5,330.

CASH FLOWS FROM INVESTING ACTIVITIES

We neither generated, nor used, funds in investing activities during the three months ended February 28, 2017 or February 29, 2016.

CASH FLOWS FROM FINANCING ACTIVITIES

We generated $1,184 in financing activities from a shareholder loan for the six months ended February 28, 2017. No funds were generated nor used during the six months ended February 29, 2016.

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

MATERIAL COMMITMENTS

As of February 28, 2017, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AB INTERNATIONAL GROUP CORP.

Dated: April 14, 2017	By:	/s/ Jianli Deng
Jianli Deng
President and Chief Executive Officer
and Chief Financial Officer

