Form 10-Q
period 2017-05-31
AB INTERNATIONAL GROUP CORP.
filed 2017-07-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: May 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,650,000 shares of common stock as of July 14, 2017.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	May 31, 2017	August 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$404,426	$166,826
Accounts receivable	17,024	28,200
Prepaid expenses	35,835	22,501
Net assets of discontinued operations	-	587
Total Current Assets	457,285	218,114
Intangible assets, net	219,624	96,384

TOTAL ASSETS	$676,909	$314,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$561	$77,226
Accrued payroll	4,100	-
Due to shareholder	1,613	2,797
Tax payable	4,518	-
Total Current Liabilities	10,792	80,023

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
29,650,000 and 26,150,000 shares issued and outstanding	29,650	26,150
Additional paid-in capital	631,693	285,193
Deficit from discontinued operations	(40,189)	(40,189)
Retained Earnings (accumulated deficit)	44,963	(36,679)
Total Stockholders’ Equity	666,117	234,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$676,909	$314,498

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016

Revenue	$67,968	$-	$195,221	$-
Cost of revenue	5,000	-	15,000	-
Gross Profit	62,968	-	180,221	-

OPERATING EXPENSES
General and administrative expenses	24,872	21,520	71,561	32,080
Related party salary and wages	7,500	-	22,500	-
Total Operating Expenses	32,372	21,520	94,061	32,080

INCOME (LOSS) FROM CONTINUED OPERATIONS	30,596	(21,520)	86,160	(32,080)

Income Tax Provision	(3,980)	-	(4,518)	-
Net Income (loss) from continuing operations	26,616	(21,520)	81,642	(32,080)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(627)

NET INCOME (LOSS)	$26,616	$(21,520)	$81,642	$(32,707)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.01)
LOSS FROM DISONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$(0.00)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,194,022	11,191,739	26,501,832	5,996,277

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$81,642	$(32,080)
Net loss from discontinued operations, net of tax benefit	-	(627)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Consulting fees paid in stock	35,000
Amortization of intangible asset	15,000	-
Changes in operating assets and liabilities:
Accounts receivable	11,176	-
Prepaid expenses	(13,334)	-
Accounts payable and accrued liabilities	(76,665)	-
Accrued payroll	4,100	-
Tax payable	4,518	-
Change in Assets (Liabilities) from discontinued operations	587	7,540
Net cash provided by (used in) operating activities	62,024	(25,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible asset	(138,240)	-
Net cash used in investing activities	(138,240)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	(1,184)	300
Proceeds from sale of common stock	315,000	92,000
Net cash provided by financing activities	313,816	92,300

Net increase in cash and cash equivalents	237,600	67,133
Cash and cash equivalents - beginning of period	166,826	5,857
Cash and cash equivalents - end of period	$404,426	$72,990

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Computer equipment transferred to previous shareholder	$-	$563
Loans forgiven by previous shareholder	$-	$22,143
Issuance of common stock for services	$35,000	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

May 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”). The Company’s fiscal year end is August 31.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors. Subsequently, the Company modified its business plan. Currently, the Company is focused on the acquisition and development of intellectual property. The Company has licensed certain intellectual property and is in the process of using the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China. To date, all revenues have been transacted in Hong Kong Dollars.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

The accompanying condensed financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the results of operations of the Company for the periods presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended August 31, 2016. The results of operations for the period ended May 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2017.

The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Intangible Assets

Intangible assets are stated at cost and depreciated as follows:

-	Mobile application product: straight-line method over the estimated life of the asset, which has been determined by management to be 5 years
-	Movie copyrights: income forecast method for a period not to exceed 10 years

The intangible assets were acquired from a third-party provider. Amortized costs of the intangible asset are recorded as cost of sales, as the intangible asset is directly related to generation of revenues in the Company.

Impairment of Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

No impairment losses have been incurred by the Company.

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

Foreign Currency Translation

The Company’s functional currency is the US dollar. Certain balances and transactions included in the financial statements are in Hong Kong dollars and are translated into US dollar using current exchange rates or the spot rate, if applicable. Gains and losses from foreign currency translations are immaterial for separate classification for the period ending May 31, 2017.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine month periods ended May 31, 2017 and 2016.

Recent accounting pronouncements

Management has reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to the revised requirements related to revenue recognition, which are required for annual periods beginning subsequent to December 15, 2016.

NOTE 3 – INTANGIBLE ASSETS

As of May 31, 2017, and August 31, 2017, the balance of intangible assets are as follows;

	May 31,	August 31,
	2017	2016
Mobile app	$100,000	$100,000
Copyright	138,240	-
	238,240	100,000
Accumulated amortization	(18,616)	(3,616)
Intangible asset, net	$219,624	$96,384

Amortization expenses for nine months ended May 31, 2017, and 2016, was $$15,000 and $0, respectively.

During the nine months ended May 31, 2017, the Company purchased the copyright and all other rights in a film named “Gong Fu Nv Pai” for $134,280 cash from a non-related party.

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

During the nine-month period ended May 31, 2017, a shareholder was repaid $1,184 for operating expenses. As at May 31, 2017 and August 31, 2016, the Company owed $1,613 and $2,797 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

NOTE 5 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

During the nine months ended May 31, 2017, the company issued common stock, as follows;

•	3,000,000 common shares, for proceeds of $300,000 to a related party who is a major shareholder.
•	150,000 common shares, for proceeds of $15,000 to an unrelated party.
•	350,000 common shares, for services of $35,000 to two unrelated parties.

As at May 31, 2017 and August 31, 2016, 29,650,000 and 26,150,000 issued and outstanding shares of common stock were held by approximately 13 shareholders of record.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements except below;

On June 1, 2017, the Company entered into patent license agreement. The agreement shall be for a term of 5 years commencing on the effective date and the Company shall pay the licensor a non-refundable, up-from payment of $500,000 and a royalty of 20% of the gross revenue realized from it sale of licensed products and sub-licensing of others under the agreement.

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

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investor Jianli Deng, the Company's current Chief Executive Officer and sole Director. After the stock sale, the Company modified its business plan and presently focuses on revenues generated from a mobile app marketing engine, mobile communications, and patent acquisitions.

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

THREE MONTH PERIOD ENDED MAY 31, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 2016

REVENUE. During the three month periods ended May 31, 2017 and May 31, 2016 we generated $67,968 and $0 of revenue, respectively.

COST OF SALES. During the three month periods ended May 31, 2017 and May 31, 2016 we incurred $5,000 and $0 of cost of sales, respectively.

OPERATING EXPENSES. During the three month periods ended May 31, 2017 and May 31, 2016, we incurred general and administrative expenses of $24,872 and $21,520, respectively, and related party wages of $7,500 and $0, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net income for the three month period ended May 31, 2017 was $26,616 compared to a net loss of $21,520 from continuing operations during the three month period ended May 31, 2016.

NINE MONTH PERIOD ENDED MAY 31, 2017 COMPARED TO THE NINE MONTH PERIOD ENDED MAY 31, 2016

REVENUE. During the nine month periods ended May 31, 2017 and May 31, 2016 we generated $195,221 and $0 of revenue, respectively.

COST OF SALES. During the nine month periods ended May 31, 2017 and May 31, 2016 we incurred $15,000 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the nine month periods ended May 31, 2017 and May 31, 2016, we incurred general and administrative expenses of $71,561 and $32,080, respectively, and related party wages of $22,500 and $0, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net income for the nine month period ended May 31, 2017 was $81,642 compared to a net loss of $32,080 from continuing operations and a net loss from discontinued operations of $627 during the nine month period ended May 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, our total assets were $676,909 compared to $314,498 in total assets at August 31, 2016. Total assets as of May 31, 2017 comprised cash of $404,426, accounts receivable of $17,024, prepaid expenses of $35,835 and $219,624 in intangible assets while as at August 31, 2016 total assets comprised cash of $166,826, accounts receivable of $28,200, prepaid expenses of $22,501 and $96,384 in intangible assets. As of May 31, 2017 and August 31, 2016, our current liabilities were $10,254 and $80,023 respectively.

Stockholders' equity was $666,117 as of May 31, 2017 compared to $234,475 as of August 31, 2016.

CASH FLOWS FROM OPERATING ACTIVITIES

We have just begun generating positive cash flows from operating activities. For the nine month period ended May 31, 2017, net cash flows from operating activities were $62,024 compared to net cash flows used in operating activities was $25,167 for the nine month period ended May 31, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

We used $138,240 in investment activities in the three months ended May 31, 2017, and we neither generated, nor used, funds in investing activities during the three months ended May 31, 2016.

CASH FLOWS FROM FINANCING ACTIVITIES

We generated $313,816 in net cash from financing activities during the nine months ended May 31, 2017, compared to generating $92,300 in net cash from financing activities during the nine months ended May 31, 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of cash flow from operations, our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next 12 months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds from business operations and the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to developmental expenses associated with a start-up business. We intend to finance these expenses with further issuances equity and/or debt securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2017, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2017, the Company sold 3,000,000 shares of its common stock to a related party (main shareholder of the Company) at $0.01 per share for total proceeds of $300,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contains a standard restrictive legend.

On May 5, 2017, the Company sold 150,000 shares of its common stock to a unrelated party at $0.01 per share for total proceeds of $15,000. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contains a standard restrictive legend.

On May 18, 2017, the Company issued 350,000 shares of its common stock to two unrelated parties in consideration for services valued at $35,000. The shares were issued pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and contains a standard restrictive legend.

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

AB INTERNATIONAL GROUP CORP.

Dated: July 14, 2017	By:	/s/ Jianli Deng
Jianli Deng
President and Chief Executive Officer
and Chief Financial Officer

