Form 10-K
period 2017-08-31
AB INTERNATIONAL GROUP CORP.
filed 2018-01-12
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2017

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

16TH FLOOR, RICH TOWERS, 2 BLENHEIM AVENUE

TSIM SHA TSUI, KOWLOON, HONG KONG

Tel. 852-2622-2891

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

No market value for common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter has been computed due to the fact that no trading market was established as of that date.

As of January 12, 2018, the registrant had 29,650,000 shares of common stock issued and outstanding.

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

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investor Jianli Deng. After the stock sale, the Company modified its business to focus on the creation of a mobile app marketing engine. Mr. Deng served until August 28, 2017, as the Company's Chief Executive Officer and sole Director, at which point he resigned all positions held with the Company.

Currently, the Company is focused on the acquisition and development of intellectual property. On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement we are able to utilize, improve upon, and sublicense the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. The Company is obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. We used the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China. We sold the smartphone app on November 16, 2017, for $103,000.

We may borrow funds from our officers and shareholders for working capital, however, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company.

We have generated $408,085 of revenue during the year ended August 31, 2017.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties. A major shareholder of the Company, Spring Wood Ventures Limited, provides us with office space, free of charge, at 16/F Rich Towers 2 Blenheim Avenue, Tsim Sha Tsui, Kowloon, Hong Kong. The Company pays property management fees, electricity fees, and water supply fees.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “ABQQ”. To date there has been very limited trading in our common stock. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a Company’s operations or business prospects. We cannot assure you that there will be an established public trading market in the future for our common stock.

Number of Holders

As of January 12, 2018, the 29,650,000 shares of common stock issued and outstanding were held by a total of 12 shareholders of record. The Company’s transfer agent is Corporate Stock Transfer, 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209, Phone (303) 282-4800, Fax (303) 282-5800).

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2017 or 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On March 6, 2016, the Company sold 3,200,000 shares of its common stock at $0.01 per share for total proceeds of $32,000. The purchaser was an accredited investor, purchased the shares for investment purposes, and had an opportunity to both review the Company’s periodic reports as filed with the SEC and to ask questions of the Company’s management. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute “restricted securities” as that term is defined in Rule 144 promulgated under the Act, and the certificate representing the shares contains a standard restrictive legend.

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

On July 28, 2016, the Company sold 3,580,000 shares of its common stock to three un-related investors at $0.02 per share for total proceeds of $71,600. The purchasers were accredited investors, purchased the shares for investment purposes, and had an opportunity to both review the Company’s periodic reports as filed with the SEC and to ask questions of the Company’s management. The shares were sold pursuant to the exemption from registration set forth in Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, constitute "restricted securities" as that term is defined in Rule 144 promulgated under the Act, and the certificates representing the shares contain a standard restrictive legend.

On May 5, 2017, the Company sold a total of 3,150,000 shares of the Company’s common stock for a total purchase price of $315,000. The shares were issued to two accredited investors pursuant to the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended (the “Act”). The investors purchased the shares for their own accounts and were provided access to both information regarding the Company and the Company’s officers and directors. The certificates representing the shares will contain a standard restrictive legend.

On May 18, 2017, the Company issued a total of 350,000 shares of the Company common stock for $35,000 to two consultants pursuant to the terms of consulting agreements entered into between the Company and the consultants. The shares were issued to the consultants, each of which is an accredited investor, pursuant to the exemption from registration provided by Rule 4(a)(2) of the Act. The consultants acquired the shares for their own accounts and were provided access to both information regarding the Company and the Company’s officers and directors. The certificates representing the shares will contain a standard restrictive legend.

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

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investor Jianli Deng. After the stock sale, the Company modified its business to focus on the creation of a mobile app marketing engine. Mr. Deng served until August 28, 2017, as the Company's Chief Executive Officer and sole Director, at which point he resigned all positions held with the Company.

Currently, the Company is focused on the acquisition and development of intellectual property. On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement we are able to utilize, improve upon, and sub-license the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We are in the process of usingused the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China, which we sold on November 16, 2017, for $103,000 . The Company was obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor.

Results of Operations

Until this year we have incurred recurring losses. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

FYE August 31, 2017 Compared to FYE August 31, 2016

Revenue. During the year ended August 31, 2017, we generated $408,085 in revenue, and during the year ended August 31, 2016, we generated $28,200 in revenue.

Cost of Goods Sold. We recognized an expense of $51,912 for cost of services sold during the year ended August 31, 2017, compared to $3,616 for cost of goods sold during the year ended August 31, 2016.

Operating Expenses. During the fiscal year ended August 31, 2017, we incurred total expenses of $159,394 from continuing operations, compared to $61,263 from continuing operations and $7,810 from discontinued operations during the fiscal year ended August 31, 2016. The increase between the two periods was due to the increased scale and scope of our business operations, as well as an increase in salary and wages paid to related parties of $15,000.

Net Income/Losses. Our net income from continued operations and net income of $141,432 for the fiscal year ended August 31, 2017, was compared to a net loss from continued operations of $36,679 and net loss of $44,489 for the fiscal year ended August 31, 2016.

Liquidity and Capital Resources

As of August 31, 2017, our total assets were $954,031 comprised of $147,164 in cash, $88,320 in accounts receivable, $35,835 in prepaid expenses and $682,712 of intangible assets. Our total liabilities were $228,124 comprised of $168,664 in accounts payable, $2,500 in accrued payroll, $1,613 in advances from a related party and $55,347 tax payable. Stockholders’ equity was $725,907 as of August 31, 2017.

Cash Flows from Operating Activities. We have generated positive cash flows from operating activities in the amount of $166,522 for the fiscal year ended August 31, 2017, compared to negative cash flows from operating activities in the amount of $75,729 during the fiscal year ended August 31, 2016. The increase between the two periods reflects primarily the increase of net income.

Cash Flows from Investing Activities. There was $500,000 and $30,000 of cash used in the purchase of Intangible Assets for the period ended August 31, 2017 and 2016 respectively. For the fiscal year ended August 31, 2017, the Company used $138,240 for the purchase of copyright and $361,760 for the purchase of a patent from a related party.

Cash Flows from Financing Activities. We have financed our operations primarily from the sale of shares of our common stock and by way of a loan from a shareholder. For the fiscal years ended August 31, 2017 and 2016, net cash flows from financing activities were $313,816 and $266,697 respectively. For the fiscal year ended August 31, 2017, $315,000 was received from proceeds from the sale of shares of our common stock and $1,184 was paid to a shareholder that made a loan to the Company. For the year ended August 31, 2016, $263,600 was received from proceeds from the sale of shares of our common stock to both related and unrelated parties, as well as $300 provided from loans from a previous shareholder, and $2,797 due to current shareholder.

Plan of Operation and Funding

The Company has generated income since Inception (July 29, 2013) resulting in retained earnings of $104,753 as of August 31, 2017, though losses are anticipated in the development of our business.

The ability to continue is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, revenue from operations, loans from directors and, or, the private placement of common stock.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of equity and debt. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchases of Significant Equipment

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of Directors and Shareholders of AB International Group Corp

We have audited the accompanying consolidated balance sheets of AB International Group Corp. (the “Company”) as of August 31, 2017 and 2016 and the related consolidated statements of operations, statements of stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB International Group Corp. as of August 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New York, New York

January 12, 2018

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 516-778-6818

Email: Info@ywlcpa.com

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$147,164	$166,826
Accounts receivable	88,320	28,200
Prepaid expenses	35,835	22,501
Net assets of discontinued operations	-	587
Total Current Assets	271,319	218,114
Intangible assets, net	682,712	96,384
TOTAL ASSETS	$954,031	$314,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$168,664	$77,226
Accrued payroll	2,500	-
Due to shareholder	1,613	2,797
Tax payable	55,347	-
Total Current Liabilities	228,124	80,023

Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized; 29,650,000 and 26,150,000 shares issued and outstanding	29,650	26,150
Additional paid-in capital	631,693	285,193
Deficit from discontinued operations	(40,189)	(40,189)
Retained Earnings (accumulated deficit)	104,753	(36,679)
Total Stockholders’ Equity	725,907	234,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$954,031	$314,498

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

	Years Ended
	August 31,
	2017	2016

Revenue	$408,085	$28,200
Cost of revenue	51,912	3,616
Gross Profit	356,173	24,584

OPERATING EXPENSES
General and administrative expenses	129,394	46,263
Related party salary and wages	30,000	15,000
Total Operating Expenses	159,394	61,263

INCOME (LOSS) FROM CONTINUED OPERATIONS	196,779	(36,679)

Income (loss) before income taxes	196,779	(36,679)
Income Tax Provision	(55,347)	-
Net Income (loss) from continuing operations	141,432	(36,679)

LOSS FROM DISCONTINUED OPERATIONS	-	(7,810)

NET INCOME (LOSS)	$141,432	$(44,489)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.01	$(0.00)
LOSS FROM DISONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$(0.00)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	26,501,832	9,465,574

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Earnings/(Deficit)	Equity (Deficit)

Balance - August 31, 2015	3,370,000	3,370	22,230	(32,379)	(6,779)

Common shares issued to related party for cash at $0.01 per share	10,000,000	10,000	90,000	-	100,000
Common shares issued for cash at $0.01 per share	12,780,000	12,780	150,820	-	163,600
Loans forgiven by previous shareholder	-	-	22,143	-	22,143
Net loss	-	-	-	(44,489)	(44,489)
Balance - August 31, 2016	26,150,000	$26,150	$285,193	$(76,868)	$234,475

Common shares issued for cash at $0.01 per share	3,150,000	3,150	311,850	-	315,000
Common shares issued for services	350,000	350	34,650	-	35,000
Net income (loss)	-	-	-	141,432	141,432
Balance - August 31, 2017	29,650,000	$29,650	$631,693	$64,564	$725,907

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

	Years Ended
	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$141,432	$(36,679)
Net loss from discontinued operations, net of tax benefit	-	(7,810)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Consulting fees paid in stock	35,000	-
Amortization of intangible asset	51,912	3,616
Changes in operating assets and liabilities:
Accounts receivable	(60,120)	(28,200)
Prepaid expenses	(13,334)	(22,501)
Accounts payable and accrued liabilities	(46,802)	7,226
Accrued payroll	2,500	-
Income taxes payable	55,347	-
Change in Assets (Liabilities) from discontinued operations	587	8,619
Net cash provided by (used in) operating activities	166,522	(75,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible asset	(138,240)	(30,000)
Purchases of intangible asset from related party	(361,760)	-
Net cash used in investing activities	(500,000)	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous shareholder	-	300
Due to shareholder	-	2,797
Repayments of due to shareholder	(1,184)	-
Proceeds from sale of common stock	15,000	163,600
Proceeds from sale of common stock to related party	300,000	100,000
Net cash provided by financing activities	313,816	266,697

Net increase (decrease) in cash and cash equivalents	(19,662)	160,968
Cash and cash equivalents - beginning of period	166,826	5,857
Cash and cash equivalents - end of period	$147,164	$166,825

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Computer equipment transferred to previous shareholder	$-	$563
Loans forgiven by previous shareholder	$-	$22,143
Issuance of common stock for services	$35,000	$-
Accounts payable for purchase of intangible asset	$138,240	70,000

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company’s fiscal year end is August 31.

On January 22, 2016, the Company's former sole officer, who owned 83% of the Company's outstanding common shares, sold all his common shares to un-related investors. Subsequently, the Company modified its business plan and is currently focusing on the creation of a mobile app marketing engine to be used for movie trailer promotion through a mobile smartphone app in China.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31. The financial statements have been prepared on a consolidated basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended August 31, 2017.

On January 22, 2016, the Company modified its business plan, and therefore the Company has classified all transactions and balances prior to the modification of the business plan as Discontinued Operations in the financial statements.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the period ended August 31, 2017.

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

Foreign Currency Transactions

The Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arise from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Non monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the years ended August 31, 2017 and 2016, and no write-off for bad debt were recorded for the years ended August 31, 2017, and 2016.

Prepaid Expenses

Prepaids consist of filing fees and advances related to consulting fees that have been paid in advance. The prepaid balances are amortized when the related expense is incurred.

Intangible Assets

Intangible assets are stated at cost and depreciated as follows:

-	Mobile application product: straight-line method over the estimated life of the asset, which has been determined by management to be 5 years
-	Movie copyrights: income forecast method for a period not to exceed 10 years
-	Patent: straight-line method over the term of 5 years based on the patent license agreement

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2017, there were no unrecognized tax benefits.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended August 31, 2017 and 2016.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to the revised requirements related to revenue recognition, which are required subsequent to December 15, 2016.

NOTE 3 – INTANGIBLE ASSETS

As of August 31, 2017, and August 31, 2016, the balance of intangible assets are as follows;

	August 31,	August 31,
	2017	2016
Mobile app	$100,000	$100,000
Patent	500,000	-
Copyright	138,240	-
	738,240	100,000
Accumulated amortization	(55,528)	(3,616)
Intangible asset, net	$682,712	$96,384

Amortization expenses for the years ended August 31, 2017, and 2016, was $51,912 and $3,616, respectively.

On June 1, 2017, the Company entered into patent license agreement with a related party. The agreement shall be for a term of 5 years commencing on the effective date and the Company shall pay the licensor a non-refundable, up-from payment of $500,000 and a royalty of 20% of the gross revenue realized from it sale of licensed products and sub-licensing of others under the agreement. During the year ended August 31, 2017, the Company has paid $361,760 and $138,240 was recorded as accounts payable. On October 10, 2017, the Company fully paid $138,240.

During the year ended August 31, 2017, the Company purchased the copyright and all other rights in a film named “Gong Fu Nv Pai” for $138,240 cash from a non-related party.

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

During the year ended August 31, 2017, a shareholder was repaid $1,184. As at August 31, 2017 and 2016, the Company owed $1,613 and $2,797 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

From July 29, 2013 through August 31, 2015, the Company's previous sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Thereafter, this director advanced another $300 to the Company for operating expenses and the Company's computer was sold to this director for a value of $563. On January 15, 2016, the $22,143 balance of the loan was forgiven by this director and was recorded as additional paid-in capital. As at August 31, 2017 and 2016, the Company owed $0 to this director.

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to the Company’s sole director at $0.01.

During the year ended August 31, 2017 and 2016, $30,000 and $15,000 was paid to two related parties as salaries and wages.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement we are able to utilize, improve upon, and sublicense the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We are in the process of using the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China. The Company is obligated to pay the Licensor a $500,000 within 30 days of the date of the Agreement, and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, joint owns and controls Licensor During the year ended August 31, 2017, the Company paid $361,760 and $138,240 was recorded as accounts payable. On October 10, 2017, the Company paid the balance owing of $138,204 (Note 3).

NOTE 5 – EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

During the year ended August 31, 2017, the company issued common stock, as follows;

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

As at August 31, 2017 and 2016, 29,650,000 and 26,150,000 issued and outstanding shares of common stock were held by approximately 13 and 11 shareholders of record, respectively.

NOTE 6 – INCOME TAXES

As of August 31, 2017 the Company had no net operating loss carry forwards. Due to the change in control during the year, the Company determined there are no loss carry forward amounts.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2017 and 2016:

	Years Ended
	August 31,
	2017	2016
Deferred tax asset attributable to:
Net operating loss carry over	$-	$25,638
Less: valuation allowance	-	(25,638)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2017 was $0, and $25,628 as of August 31, 2016. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2017 and 2016.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2017 and 2016:

	2017	2016
Federal statutory tax rate	(35%)	(35%)
Change in valuation allowance	0%	35%
Effective tax rate	(35%)	-

NOTE 7 – SUBSEQUENT EVENTS

In November 16, 2017, the Company sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party for $253,000 cash.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2017 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our executive management and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including the individual serving as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based on that evaluation, the individual serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective as of August 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2017.

9

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The name, age and titles of our executive officers and directors are as follows:

Named Executive Officers and Directors	Age	Position

Jianli Deng (1)	24	Former President, CEO, Treasurer, and Director

Chiyuan Deng	54	Chief Executive Officer, Chief Financial Officer, and Director

Ying Zhang	33	Vice President and Director

Linqing Ye	37	Director

Guangyu Liu	34	Treasurer

_____________

(1) Resigned all positions held with the Company on August 28, 2017.

Jianli Deng acted as our President, CEO, Treasurer, Chief Financial Officer, Chief Accounting Officer and sole Director from January 22, 2016 until his resignation on August 28, 2017. Mr. Deng owns 43.17% of the outstanding shares of our common stock. Mr. Deng is a producer of numerous international film and music productions involving mixed media. He is the creator of a mobile phone application which brings video merging functions containing sophisticated video editing technology normally utilized by computers to the smart phone. Mr. Deng attended Hong Kong Open University where he studied music marketing and management. Mr. Deng is Chiyuan Deng’s son.

Chiyuan Deng, age 54, has served as our Chief Executive Officer, Chief Financial Officer, President, and a Director since August 2017. He is an investor, producer, and director of Chinese films. He has worked as Vice Chairman of the Guangdong Province Film and TV Production Industry Association and Vice Secretary General of the China City Image Project Advancement Committee. He has extensive investment and management experience in China, including in the areas of corporate development and business investment activities. Mr. Deng graduated from Guangzhou Broadcast TV University in 1987. Mr. Deng is Jianli Deng’s father.

Ying Zhang, age 33, has served as our Vice President and a Director since August 2017. She is currently the China Marketing & E-Commerce - Business Development Director of All In One Media Ltd. Miss Zhang has 10 years of experience in social media networking and online video marketing.

Linqing Ye, age 37, has served as a Director since August 2017. He currently works in the management of a filming studio and production group in China. Mr. Ye has over 15 years of experience working in movie production, and from 2008 to 2010 he worked as a video photographer with a team that served as a partner for Google in China.

Guangyu Liu, age 34, has served as Treasurer since August 2017. He currently works as Secretary of the company from January 2016. Mr. Liu has 10 years of experience working in property managements in China.

During the past ten years, none of our listed officers or directors has been subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which any of our officers or directors was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting our officers or directors involvement in any type of business, securities or banking activities.

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

Board Committees

Our full board serves the functions that would normally be served by a separately-designated Audit Committee, Nominating Committee, and Compensation Committee. Further, we do not have an audit committee financial expert on the Board. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended August 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Jianli Deng Former President, CEO	2017	18,000							18,000
and Treasurer	2016	9,0008		-0-	-0-	-0-	-0-	2,087	11,087

Chiyuan Deng	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO and CFO

There are no current employment agreements between the company and its officers.

There are no annuity, pension or retirement benefits or compensation proposed to be paid to our officers or directors or employees pursuant to any plan, contract, or agreement.

There are no outstanding equity awards to our officers or directors or employees.

To date our directors have not received compensation for serving on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of January 12, 2018, and as of the date of the filing of this annual report by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	JIANLI DENG 2/F 45 HOLLYWOOD RD HONG KONG CHINA	12,800,000 shares of common stock (direct)	43.17%

	SPRING WOOD VENTURES LIMITED INDEPENDENCE AVE, 2ND FLOOR VICTORIA MAHE SEYCHELLES CAPITAL CITY	12,200,000 shares of common stock (direct)	41.15%

Our present officers and directors do not beneficially own any of our common stock.

The percent of class is based on 29,650,000 shares of common stock issued and outstanding as of the date of this annual report. We do not currently have any equity compensation plans in place.

The Company has not adopted any equity compensation plans.

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

During the year ended August 31, 2017, a shareholder was repaid $1,184. As at August 31, 2017 and 2016, the Company owed $1,613 and $2,797 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

From July 29, 2013 through August 31, 2015, the Company's previous sole director loaned the Company $22,406 to pay for incorporation costs and operating expenses. The loan was non-interest bearing, due upon demand and unsecured. Thereafter, this former director advanced another $300 to the Company for operating expenses and the Company's computer was sold to this former director for a value of $563. On January 15, 2016, the $22,143 balance of the loan was forgiven by this former director and was recorded as additional paid-in capital. As at August 31, 2017 and 2016, the Company owed $0 to this former director.

On June 1, 2016, the Company sold 10,000,000 shares of its common stock to the Company’s then sole director at $0.01.

During the year ended August 31, 2017 and 2016, $30,000 and $15,000, respectively, was paid to two related parties as salaries and wages.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the Peoples Republic of China. Under the Agreement we are able to utilize, improve upon, and sub-license the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We are in the process of using the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China. The Company is obligated to pay the Licensor a $500,000 within 30 days of the date of the Agreement, and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, joint owns and controls Licensor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's Board of Directors has selected Yu Certified Public Accountant, P.C. to serve as the Company's independent registered public accounting firm and to audit the Company's consolidated financial statements for the fiscal year ending August 31, 2017 and the fiscal year ending August 31, 2016.

The following table presents fees billed by our independent registered accountants for the following professional services rendered for the Company for the fiscal years ended August 31, 2017 and 2016:

	FY 2017	FY 2016
Audit Fees	$30,000	$9,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

10.1	License Agreement, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 6, 2017.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

Dated: January12, 2018	By:	/s/ Chiyuan Deng
Chiyuan Deng
Director, President, Principal Executive, Financial and Accounting Officer

Dated: January 12, 2018	By:	/s/ Chiyuan Deng
Director, President, Principal Executive, Financial and Accounting Officer

Dated: January 12, 2018	By:	/s/ Linqing Ye
Director

Dated: January 12, 2018	By:	/s/ Ying Zhang
Director and Vice President

