Form 10-Q
period 2017-11-30
AB INTERNATIONAL GROUP CORP.
filed 2018-01-22
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: November 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AB INTERNATIONAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1740351	5521
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,650,000 shares of common stock as of January 21, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$341,968	$147,164
Accounts receivable	71,552	88,320
Prepaid expenses	30,835	35,835
Total Current Assets	444,355	271,319
Intangible assets, net	450,000	682,712
TOTAL ASSETS	$894,355	$954,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$46,298	$168,664
Accrued payroll	-	2,500
Due to shareholder	1,687	1,613
Tax payable	82,358	55,347
Total Current Liabilities	130,343	228,124

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 29,650,000 shares issued and outstanding	29,650	29,650
Additional paid-in capital	631,693	631,693
Retained Earnings	102,669	64,564
Total Stockholders’ Equity	764,012	725,907
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$894,355	$954,031

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,
	2017	2016

Revenue	$40,832	$-
Cost of revenue	33,166	-
Gross Profit	7,666	-

OPERATING EXPENSES
General and administrative expenses	31,458	24,846
Related party salary and wages	6,300	7,500
Total Operating Expenses	37,758	32,346

LOSS FROM CONTINUED OPERATIONS	(30,092)	(32,346)

Loss before income taxes	(30,092)	(32,346)
Income Tax Provision	-	-
Net loss from continuing operations	(30,092)	(32,346)

Discontinued operations, net of tax benefits
Income from discontinued operations	10,997	37,829
Gain on sale of intangible assets	57,200	-
INCOME FROM DISCONTINUED OPERATIONS	68,197	37,829

NET INCOME	$38,105	$5,483

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
LOSS FROM DISONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

NET INCOME PER SHARE: BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,650,000	26,150,000

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,105	$5,483
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of intangible asset	36,912	5,000
Gain on sales of intangible assets	(57,200)	-
Changes in operating assets and liabilities:
Accounts receivable	16,768	(14,629)
Prepaid expenses	5,000	15,833
Accounts payable and accrued liabilities	(122,366)	(71,608)
Accrued payroll	(2,500)	-
Income taxes payable	27,011	-
Change in Assets (Liabilities) from discontinued operations	-	587
Net cash used in operating activities	(58,270)	(59,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	253,000
Net cash provided by investing activities	253,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	74	1,816
Net cash provided by financing activities	74	1,816

Net increase (decrease) in cash and cash equivalents	194,804	(57,518)
Cash and cash equivalents - beginning of period	147,164	166,826
Cash and cash equivalents - end of period	$341,968	$109,308

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB INTERNATIONAL GROUP CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and originally intended to purchase used cars in the United States and sell them in Kyrgyzstan. The Company’s fiscal year end is August 31.

On January 22, 2016, the Company’s former sole officer, who owned 83% of the Company’s outstanding common shares, sold all his common shares to un-related investors. Subsequently, the Company modified its business plan and is currently focusing on the creation of a mobile app marketing engine to be used for movie trailer promotion through a mobile smartphone app in China.

On November 16, 2017, the Company sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney). Currently, the Company is focused on the acquisition and development of intellectual property.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of November 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the SEC on January 12, 2018.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the period ended August 31, 2017.

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the three months ended November 30, 2017 and 2016, and no write-off for bad debt were recorded for the three months ended November 30, 2017, and 2016.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. The Company has recognized the revenues associated with and license fees from its patent once the criteria has been met, the product has been delivered, and the Company has received payment from the vendor.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended November 30, 2017 and 2016.

NOTE 3 – DISCONTINUED OPERATIONS

On November 16, 2017, the Company sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party for $253,000 cash.

The sales of intangible assets qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this revenue and expenses from these intangible assets in discontinued operations.

The following table shows the results of operations of mobile application and copyright for three months ended November 30, 2017 and 2016 which are included in the gain from discontinued operations:

	Three months Ended
	November 30,
	2017	2016
Revenue	$49,920	$42,829
Cost of revenue	11,912	5,000
Income Tax Provision	27,011	-
Gain from discontinued operations	$10,997	$37,829

NOTE 4 – INTANGIBLE ASSETS

As of November 30, 2017, and August 31, 2017, the balance of intangible assets are as follows;

	November 30,	August 31,
	2017	2017
Mobile app	$-	$100,000
Patent	500,000	500,000
Copyright	-	138,240
	500,000	738,240
Accumulated amortization	(50,000)	(55,528)
Intangible asset, net	$450,000	$682,712

Amortization expenses for three months ended November 30, 2017, and 2016, was $36,912 and $5,000, respectively.

During the three months ended November 30, 2017, the Company sold the copyright and all other rights and the mobile application (Amoney) assets to an unrelated party for $253,000. The Company recorded gain on sales of assets of $57,200 as discontinued operations during the three months ended November 30, 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the three months ended November 30, 2017, a shareholder paid a invoice of $74 on behalf of the Company. As at November 30, 2017 and August 31, 2017, the Company owed $1,687 and $1,613 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

During the three months ended November 30, 2017 and 2016, $6,300 and $7,500 was paid to two related parties as salaries and wages.

NOTE 6 – SUBSEQUENT EVENTS

In December 2017 the Company entered into an agreement with All In One Media Ltd. to provide consulting services to the Company regarding blockchain technology and services in China, and the acquisition of blockchain businesses.

In January 2018 the Company entered into an agreement with PacificShore Ventures Inc. to provide M&A consulting services to the Company.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2017 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

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

Currently, the Company is focused on the acquisition and development of intellectual property. On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement we are able to utilize, improve upon, and sub-license the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We used the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China, which we sold on November 16, 2017, for $103,000. The Company was obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor.

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2017 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2016

REVENUE. During the three month periods ended November 30, 2017 and November 30, 2016 we generated $40,832 and $0 of revenue, respectively.

COST OF SALES. During the three month periods ended November 30, 2017 and November 30, 2016 we incurred $33,166 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the three month periods ended November 30, 2017 and November 30, 2016, we incurred general and administrative expenses of $31,458 and $24,846, respectively, and related party salary and wages of $6,300 and $7,500, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net income for the three month period ended November 30, 2017 was $38,105 compared to a net income of $5,483 during the three month period ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017, our total assets were $894,355 compared to $954,031 in total assets at August 31, 2017. Total assets as of November 30, 2017 comprised cash of $341,968, accounts receivable of $71,552, prepaid expenses of $30,835 and $450,000 in intangible assets while as at August 31, 2017 total assets comprised cash of $147,164, accounts receivable of $88,320, prepaid expenses of $35,835 and $682,712 in intangible assets. As of November 30, 2017 and August 31, 2017, our current liabilities were $130,343 and $228,124 respectively.

Stockholders' equity was $764,012 as of November 30, 2017 compared to $725,907 as of August 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

We have just begun generating positive cash flows from operating activities. For the three month period ended November 30, 2017, net cash flows from operating activities were $58,270 compared to net cash flows used in operating activities of $59,334 for the three month period ended November 30, 2016.

CASH FLOWS FROM INVESTING ACTIVITIES

We generated $253,000 in investment activities in the three months ended November 30, 2017, and we neither generated, nor used, funds in investing activities during the three months ended November 30, 2016.

CASH FLOWS FROM FINANCING ACTIVITIES

We generated $74 in net cash from financing activities during the three months ended November 30, 2017, compared to generating $1,816 in net cash from financing activities during the three months ended November 30, 2016.

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

MATERIAL COMMITMENTS

As of November 30, 2017, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AB INTERNATIONAL GROUP CORP.

Dated: January 22, 2018	By:	/s/ Chiyuan Deng
Chiyuan Deng
Director, President, Principal Executive, Financial and Accounting Officer

