Form 10-Q
period 2018-02-28
AB INTERNATIONAL GROUP CORP.
filed 2018-04-16
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: February 28, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,500,000 shares of common stock as of April 12, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$158,553	$147,164
Accounts receivable	49,920	88,320
Prepaid expenses	265,835	35,835
Total Current Assets	474,308	271,319
Intangible assets, net	425,000	682,712
TOTAL ASSETS	$899,308	$954,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$32,266	$168,664
Accrued payroll	-	2,500
Due to shareholder	1,687	1,613
Tax payable	55,347	55,347
Total Current Liabilities	89,300	228,124

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 31,450,000 and 29,650,000 shares issued and outstanding	31,450	29,650
Additional paid-in capital	809,893	631,693
Retained Earnings (deficit)	(31,335)	64,564
Total Stockholders’ Equity	810,008	725,907
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,308	$954,031

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2018	2017	2018	2017

Revenue	$65,280	$-	$106,112	$-
Cost of revenue	38,056	-	71,222	-
Gross Profit	27,224	-	34,890	-

OPERATING EXPENSES
General and administrative expenses	177,839	21,842	209,297	46,689
Related party salary and wages	10,400	7,500	16,700	15,000
Total Operating Expenses	188,239	29,342	225,997	61,689

LOSS FROM CONTINUED OPERATIONS	(161,015)	(29,342)	(191,107)	(61,689)

Loss before income taxes	(161,015)	(29,342)	(191,107)	(61,689)
Income Tax Provision	-	-	-	-
Net loss from continuing operations	(161,015)	(29,342)	(191,107)	(61,689)

Discontinued operations, net of tax benefits
Income from discontinued operations	27,011	79,424	38,008	117,253
Gain on sale of intangible assets	-	-	57,200	-
INCOME FROM DISCONTINUED OPERATIONS	27,011	79,424	95,208	117,253

NET INCOME (LOSS)	$(134,004)	$50,082	$(95,899)	$55,564

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$-	$0.00	$0.00

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	30,550,000	26,150,000	30,097,514	26,150,000

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(95,899)	$55,564
Adjustments to reconcile net income (loss) to net cash from operating activities:
Consulting fees paid in stock	20,000	-
Amortization of intangible asset	61,912	10,000
Gain on sales of intangible assets	(57,200)	-
Changes in operating assets and liabilities:
Accounts receivable	38,400	(40,536)
Prepaid expenses	(70,000)	18,333
Accounts payable and accrued liabilities	(136,398)	(77,073)
Accrued payroll	(2,500)	-
Change in Assets (Liabilities) from discontinued operations	-	587
Net cash used in operating activities	(241,685)	(33,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	253,000	-
Net cash provided by investing activities	253,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	74	(1,184)
Net cash provided by financing activities	74	(1,184)

Net increase (decrease) in cash and cash equivalents	11,389	(34,309)
Cash and cash equivalents - beginning of period	147,164	166,826
Cash and cash equivalents - end of period	$158,553	$132,517

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of common stock for services	$180,000	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2018

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

On June 1, 2017, the Company entered into a Patent License Agreement which granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The agreement allows the Company to utilize, improve upon, and sublicense the Technology. The Company plans to generate revenue through sub-licensing fees from apps and smartphone makers, and sales of licensed products as well as video mix apps.

On April 9, 2018, the Company acquired a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. The Company plans to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of February 28, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended February 28, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the SEC on January 12, 2018.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the six month period ended February 28, 2018 .

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the six months ended February 28, 2018 and 2017, and no write-off for bad debt were recorded for the six months ended February 28, 2018, and 2017.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended February 28, 2018 and 2017.

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

The following table shows the results of operations of mobile application and copyright for three and six months ended February 28, 2018 and 2017 which are included in the gain from discontinued operations:

	Three months Ended		Six months Ended
	February 28,		February 28,
	2018	2017	2018	2017
Revenue	$-	$84,424	$49,920	$127,253
Cost of revenue	-	5,000	11,912	10,000
Income Tax Provision	(27,011)	-	-	-
Gain from discontinued operations	$27,011	$79,424	$38,008	$117,253

NOTE 4 – INTANGIBLE ASSETS

As of February 28, 2018, and August 31, 2017, the balance of intangible assets are as follows;

	February, 28	August 31,
	2018	2017
Mobile app	$-	$100,000
Patent	500,000	500,000
Copyright	-	138,240
	500,000	738,240
Accumulated amortization	(75,000)	(55,528)
Intangible asset, net	$425,000	$682,712

Amortization expenses for six months ended February 28, 2018, and 2017, was $61,912 and $10,000, respectively.

During the three months ended February 28, 2018, the Company sold the copyright and all other rights and the mobile application (Amoney) assets to an unrelated party for $253,000. The Company recorded gain on sales of assets of $57,200 as discontinued operations during the three months ended February 28, 2018.

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

During the six months ended February 28, 2018, a shareholder paid an invoice of $74 on behalf of the Company. As at February 28, 2018 and August 31, 2017, the Company owed $1,687 and $1,613 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

During the six months ended February 28, 2018 and 2017, $16,700 and $15,000 was paid to two related parties as salaries and wages.

NOTE 6 – SUBSEQUENT EVENTS

On April 9, 2018, the Company acquired all of the issued and outstanding stock of KryptoKiosk Limited, a Hong Kong company (“Krypto”). In consideration for the acquisition of the shares the Company paid the seller HK$2, and, in addition, paid the Seller USD$200,000 in consideration for the retirement in full of a debt in the amount of USD$1,200,000 owed by Krypto to the Seller. Krypto’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property.

Subsequent to February 28, 2018, the Company issued the following shares of common stock:

•	1,100,000 shares to 4 consultants for services

•	38,550,000 shares issued to the Company’s majority shareholder and third parties for proceeds of $1,156,500.

•	2,400,000 shares in consideration for the purchase of convertible note of $4,800,000 issued by Krypto to JPC Fintech Ltd.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

AB INTERNATIONAL GROUP CORP. was incorporated under the laws of the State of Nevada on July 29, 2013 (“Inception”) and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company’s fiscal year end is August 31.

On January 22, 2016, the Company’s former sole officer, who owned 83% of the Company’s outstanding common shares, sold all his common shares to un-related investor Jianli Deng. After the stock sale, the Company modified its business to focus on the creation of a mobile app marketing engine. Mr. Deng served until August 28, 2017, as the Company’s Chief Executive Officer and sole Director, at which point he resigned all positions held with the Company.

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

On April 9, 2018, the Company acquired a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. The Company plans to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion.

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

THREE MONTH PERIOD ENDED FEBRUARY 28, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2017

REVENUE. During the three month periods ended February 28, 2018 and February 28, 2017 we generated $65,280 and $0 of revenue, respectively.

COST OF SALES. During the three month periods ended February 28, 2018 and February 28, 2017 we incurred $38,056 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the three month periods ended February 28, 2018 and February 28, 2017, we incurred general and administrative expenses of $177,839 and $21,842, respectively, and related party salary and wages of $10,400 and $7,500, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net loss for the three month period ended February 28, 2018 was $134,004 compared to a net income of $50,082 during the three month period ended February 28, 2017.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2018 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2018

REVENUE. During the six month periods ended February 28, 2018 and February 28, 2017 we generated $106,112 and $0 of revenue, respectively.

COST OF SALES. During the six month periods ended February 28, 2018 and February 28, 2017 we incurred $71,222 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the six month periods ended February 28, 2018 and February 28, 2017, we incurred general and administrative expenses of $209,297 and $46,689, respectively, and related party salary and wages of $16,700 and $15,000, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net loss for the six month period ended February 28, 2018 was $95,899 compared to a net income of $55,564 during the six month period ended February 28, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2018, our total assets were $899,308 compared to $954,031 in total assets at August 31, 2017. Total assets as of February 28, 2018 comprised cash of $158,553, accounts receivable of $49,920, prepaid expenses of $265,835 and $425,000 in intangible assets while as at August 31, 2017 total assets comprised cash of $147,164, accounts receivable of $88,320, prepaid expenses of $35,835 and $682,712 in intangible assets. As of February 28, 2018 and August 31, 2017, our current liabilities were $89,300 and $228,124 respectively.

Stockholders’ equity was $810,008 as of February 28, 2018 compared to $725,907 as of August 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six month period ended February 28, 2018, net cash used in operating activities were $241,685 compared to net cash flows used in operating activities of $33,125 for the six month period ended February 28, 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

We generated $253,000 in investment activities in the six months ended February 28, 2018, and we neither generated, nor used, funds in investing activities during the six months ended February 28, 2017.

CASH FLOWS FROM FINANCING ACTIVITIES

We generated $74 in net cash from financing activities during the six months ended February 28, 2018, compared to ($1,184) in net cash from financing activities during the six months ended February 28, 2017.

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

MATERIAL COMMITMENTS

As of February 28, 2018, we had no material commitments.

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

GOING CONCERN

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AB INTERNATIONAL GROUP CORP.

Dated: April 16, 2018	By:	/s/ Chiyuan Deng
Chiyuan Deng
Director, President, Principal Executive, Financial and Accounting Officer

