Form 10-K/A
period 2017-08-31
AB INTERNATIONAL GROUP CORP.
filed 2018-07-11
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment no. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

AB INTERNATIONAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1740351	6794
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended August 31, 2017 originally filed on January 12, 2018 (the “Original Filing”) by AB International Group Corp. (the “Company”). The Company is filing this Amendment to correct the Auditor's Report not being in compliance with AS 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, included in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AB International Group Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AB International Group Corp (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financials statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB International Group Corp as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2018.

New York, New York

January 12, 2018

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

Dated: July 11, 2018	By:	/s/ Chiyuan Deng
Chiyuan Deng
Director and Chief Executive Officer (Principal Executive Officer)

Dated: July 11, 2018	By:	/s/ Luis Hadic
Chief Financial Officer (Principal Financial/Accounting Officer)

Dated: July 11, 2018	By:	/s/ Linqing Ye
Director

Dated: July 11, 2018	By:	/s/ Ying Zhang
Director

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Chiyuan Deng	Director and Chief Executive Officer	July 11, 2018
Chiyuan Deng	(Principal Executive Officer)

/s/ Luis Hadic	Chief Financial Officer	July 11, 2018
Luis Hadic	(Principal Financial/Accounting Officer)

/s/ Linqing Ye	Director	July 11, 2018
Linqing Ye

/s/ Ying Zhang	Director	July 11, 2018
Ying Zhang

4