Form 10-Q
period 2018-05-31
AB INTERNATIONAL GROUP CORP.
filed 2018-07-23
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: May 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,300,000 shares of common stock as of July 20, 2018.

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$680,317	$147,164
Accounts receivable	23,680	88,320
Prepaid expenses	20,835	35,835
Total Current Assets	724,832	271,319
Intangible assets, net	669,600	682,712
Investment at cost	282,000	-
TOTAL ASSETS	$1,676,432	$954,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$50,011	$168,664
Accrued payroll	-	2,500
Due to shareholder	1,687	1,613
Tax payable	55,347	55,347
Total Current Liabilities	107,045	228,124

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
31,450,000 and 29,650,000 shares issued and outstanding	76,300	29,650
Additional paid-in capital	2,052,543	631,693
Retained Earnings (deficit)	(559,456)	64,564
Total Stockholders’ Equity	1,569,387	725,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,676,432	$954,031

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2018	2017	2018	2017

Revenue	$71,040	$-	$177,152	$-
Cost of revenue	41,608	-	112,830	-
Gross Profit	29,432	-	64,322	-

OPERATING EXPENSES
General and administrative expenses	477,033	24,872	706,330	71,561
Related party salary and wages	10,600	7,500	27,300	22,500
Total Operating Expenses	487,633	32,372	733,630	94,061

LOSS FROM CONTINUED OPERATIONS	(458,201)	(32,372)	(669,308)	(94,061)

Loss before income taxes	(458,201)	(32,372)	(669,308)	(94,061)
Income Tax Provision	-	-	-	-
Net loss from continuing operations	(458,201)	(32,372)	(669,308)	(94,061)

Discontinued operations, net of tax benefits
Income from discontinued operations	-	58,988	38,008	175,703
Gain on sale of intangible assets	-	-	7,280	-
INCOME FROM DISCONTINUED OPERATIONS	-	58,988	45,288	175,703

NET INCOME (LOSS)	$(458,201)	$26,616	$(624,020)	$81,642

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)
INCOME (LOSS) FROM DISONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-	$-	$0.00	$0.01

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.01)	$0.00	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	71,391,848	27,194,022	44,013,553	26,501,832

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(624,020)	$81,642
Adjustments to reconcile net income (loss) to net cash from operating activities:
Consulting fees paid in stock	237,000	35,000
Amortization of intangible asset	89,312	15,000
Gain on sales of intangible assets	(7,280)	-
Changes in operating assets and liabilities:
Accounts receivable	14,720	11,176
Prepaid expenses	15,000	(13,334)
Accounts payable and accrued liabilities	(118,653)	(76,665)
Accrued payroll	(2,500)	4,100
Income taxes payable	-	4,518
Change in Assets (Liabilities) from discontinued operations	-	587
Net cash used in operating activities	(396,421)	62,024

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment	(280,000)	-
Purchases of intangible asset	(200,000)	(138,240)
Sales of intangible asset	253,000	-
Net cash provided by investing activities	(227,000)	(138,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	74	(1,184)
Proceeds from sale of common stock	1,156,500	315,000
Net cash provided by financing activities	1,156,574	313,816

Net increase (decrease) in cash and cash equivalents	533,153	237,600
Cash and cash equivalents - beginning of period	147,164	166,826
Cash and cash equivalents - end of period	$680,317	$404,426

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of common stock for services	$237,000	$35,000
Issuance of common stock for acquisition of Intangible asset	$72,000	$-
Common shares issued for acquisition of investment	$2,000	$-
Accounts payable for purchase of intangible asset	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2018

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

On January 18, 2018 the Company and Wellington Shields & Co.(“Wellington”) Entered into an Engagement agreement in connection with an offering of $20,000,000. Effective on June 30, 2018, the Company and Wellington agree as follows to amend the engagement agreement.

•	A non-refundable consulting fee in the amount of $25,000 to be payable and 100,000 restricted shares.
•	This engagement agreement amendment shall terminate on November 30, 2018 or upon the earlier consummation of the placement.

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

On March 21, 2018, the Company acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. The Company plans to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of May 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended May 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended August 31, 2017 filed with the SEC on January 12, 2018.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the nine month period ended May 31, 2018.

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the nine months ended May 31, 2018 and 2017, and no write-off for bad debt were recorded for the nine months ended May 31, 2018, and 2017.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine months ended May 31, 2018 and 2017.

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

The following table shows the results of operations of mobile application and copyright for three and nine months ended May 31, 2018 and 2017 which are included in the gain from discontinued operations:

	Three months Ended		Nine months Ended
	May 31,		May 31,
	2018	2017	2018	2017
Revenue	$-	$67,968	$49,920	$195,221
Cost of revenue	-	5,000	11,912	15,000
Income Tax Provision	-	(3,980)	-	(4,518)
Gain from discontinued operations	$-	$62,968	$38,008	$180,221

NOTE 4 – INTANGIBLE ASSETS

As of May 31, 2018, and August 31, 2017, the balance of intangible assets are as follows;

	May 31,	August 31,
	2018	2017
Mobile app	$-	$100,000
Patent	500,000	500,000
Intellectual property: Aura	200,000	-
Intellectual property: Kryptokiosk	72,000	-
Copyright	-	138,240
	772,000	738,240
Accumulated amortization	(102,400)	(55,528)
Intangible asset, net	$669,600	$682,712

Amortization expenses for nine months ended May 31, 2018, and 2017, was $89,312 and $15,000, respectively.

During the nine months ended May 31, 2018, the Company sold the copyright and all other rights and the mobile application (Amoney) assets to an unrelated party for $253,000. The Company recorded gain on sales of assets of $57,200 as discontinued operations during the nine months ended May 31, 2018.

On March 10, 2018, the Company acquired intellectual property from Aura Blocks Ltd. for $200,000.

On March 21, 2018, the Company acquired all the intangible assets held by KryptoKiosk Limited, a Hong Kong company (“Krypto”). In consideration for the acquisition of the shares the Company paid the seller 2,400,000 shares, at market value of $72,000.

NOTE 5 – INVESTMENT IN ICROWDU INC.

On May 9, 2018, the Company entered into an investor agreement with iCrowdU Inc. The Company agreed to purchase 228,013 shares of iCrowdU Inc. at a share price of $1.228 for total consideration of $280,000. iCrowdU Inc. offers an online platform and mobile app for crowd funding services targeting the global crowd funding market.

The Company has agreed to purchase up to 51% of iCrowdU Inc. for a total investment of $10,000,000.

During the nine months ended Mary 31, 2018, the Company issued 2,000,000 common shares in relation to the iCrowdU Inc. acquisition.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

In May 2018, the Company appointed Ian Wright as Chief Operational Officer, and Luis Hadic as Chief Financial Officer.

During the nine months ended May 31, 2018, a shareholder paid an invoice of $74 on behalf of the Company. As at May 31, 2018 and August 31, 2017, the Company owed $1,687 and $1,613 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

During the nine months ended May 31, 2018 and 2017, $27,300 and $22,500 was paid to two related parties as salaries and wages.

NOTE 7 – STOCKHOLDERS’ EQUITY

Effective as of June 6, 2018, the Company amended its Articles of Incorporation to increase its authorized common stock to One Billion (1,000,000,000) shares, par value $0.001 per share.

During the nine months ended May 31, 2018, the Company issued common shares, as follows:

•	38,550,000 shares to the Company’s majority shareholder and third parties for proceeds of $1,156,500.
•	3,700,000 shares for consulting services of $75,000 to 9 consultants.
•	2,400,000 shares in consideration for the purchase of intangible assets held by KryptoKiosk.
•	2,000,000 shares for acquisition of shares of iCrowdU Inc.

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

On March 21, 2018, the Company acquired the assets of a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. The Company plans to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion.

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

NINE MONTH PERIOD ENDED MAY 31, 2018 COMPARED TO THE NINE MONTH PERIOD ENDED MAY 31, 2017

REVENUE. During the nine month periods ended May 31, 2018 and May 31, 2017 we generated $177,152 and $0 of revenue, respectively.

COST OF SALES. During the nine month periods ended May 31, 2018 and May 31, 2017 we incurred $112,830 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the nine month periods ended May 31, 2018 and May 31, 2017, we incurred general and administrative expenses of $706,330 and $71,561, respectively, and related party salary and wages of $27,300 and $22,500, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net loss for the nine month period ended May 31, 2018 was $669,308 compared to a net loss of $94,061 during the nine month period ended May 31, 2017.

THREE MONTH PERIOD ENDED MAY 31, 2018 COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 2018

REVENUE. During the three month periods ended May 31, 2018 and May 31, 2017 we generated $71,040 and $0 of revenue, respectively.

COST OF SALES. During the three month periods ended May 31, 2018 and May 31, 2017 we incurred $41,608 and $0 of cost of revenue, respectively.

OPERATING EXPENSES. During the three month periods ended May 31, 2018 and May 31, 2017, we incurred general and administrative expenses of $477,033 and $24,872, respectively, and related party salary and wages of $10,600 and $7,500, respectively. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

NET INCOME. Our net loss for the three month period ended May 31, 2018 was $458,201 compared to a net loss of $32,372 during the three month period ended May 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, our total assets were $1,676,432 compared to $954,031 in total assets at August 31, 2017. Total assets as of May 31, 2018 comprised cash and cash equivalents of $680,317, accounts receivable of $23,680 prepaid expenses of $20,835, $669,600 in intangible assets and investment at cost of $282,000, while as at August 31, 2017 total assets comprised cash of $147,164, accounts receivable of $88,320, prepaid expenses of $35,835 and $682,712 in intangible assets. As of May 31, 2018 and August 31, 2017, our current liabilities were $107,045 and $228,124 respectively.

Stockholders’ equity was $1,569,387 as of May 31, 2018 compared to $725,907 as of August 31, 2017.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine month period ended May 31, 2018, net cash used in operating activities was ($396,421) compared to net cash flows used in operating activities of $62,024 for the nine month period ended May 31, 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

We used $227,000 in investment activities in the nine months ended May 31, 2018, and used $138,240 in investing activities during the nine months ended May 31, 2017.

CASH FLOWS FROM FINANCING ACTIVITIES

We generated $1,156,574 in net cash from financing activities during the nine months ended May 31, 2018, compared to $313,816 in net cash from financing activities during the nine months ended May 31, 2017.

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

MATERIAL COMMITMENTS

As of May 31, 2018, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2018, the Company entered into a consulting agreement (the “PS Agreement”) with PacificShore Ventures, Inc. (the “Consultant”). The term of the PS Agreement ends on July 15, 2019. Under the PS Agreement the Consultant will provide services to the Company in related to merger and acquisition strategies, business plan execution, and media strategies. In consideration for the services provided by the Consultant the Company has issued the Consultant 1,800,000 shares of the Company’s common stock. The Consultant is an accredited investor. The shares were issued pursuant to the exemption from registration provided by Rule 4(a)(2) of the Act. The Consultant acquired the shares for its own account and was provided access to both information regarding the Company and the Company’s officers and directors. The certificate representing the shares contains a standard restrictive legend.

On May 9, 2018, the Company entered into an investor agreement (the “ICU Agreement”) with ICrowdU Inc. (the “ICrowdU”). Pursuant to the ICU Agreement the Company purchased 2,228,013 shares of common stock of ICrowdU for $280,000 and 2,000,000 shares of common stock of the Company. The ICU Agreement further provides for the Company to acquire additional shares of common stock of ICrowdU at set prices in the future, upon the closing of which ICrowdU will contribute back to the Company the 2,000,000 shares of common stock of the Company described above. Ian Wright, the Company’s Chief Operating Officer, is a founder and Chief Operating Officer of ICrowdU. The shares were issued pursuant to the exemption from registration provided by Rule 4(a)(2) of the Act. ICrowdU acquired the shares for its own account and was provided access to both information regarding the Company and the Company’s officers and directors. The certificate representing the shares contains a standard restrictive legend. A copy of the Agreement is attached hereto as an Exhibit.

On May 30, 2018, the Company and Wellington Shields & Co. (“Wellington”) entered into an offering agreement amendment #1 (the “Amendment”) which amended that certain Letter Agreement between the Company and Wellington dated January 18, 2018 (the “Letter Agreement”). The Letter Agreement provided the engagement of Wellington as the Company’s placement agent in connection with a private offering of securities of the Company. The Amendment extended the term of the Letter Agreement to November 30, 2018. Upon the execution of the Amendment the Company issued Wellington 100,000 shares of the Company’s common stock, and paid Wellington a nonrefundable consulting fee of $25,000.

In May 2018, the Company entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have three year terms. Under the Consulting Agreements one of the Consultants will provide services to the Company in Hong Kong and China related to blockchain app development, and the other three Consultants will provide services to the Company in Hong Kong and the United States related to investor relations and public relations. In consideration for the services provided by the Consultants, the Company has issued the Consultants a total of 800,000 shares of the Company’s common stock. The Consultants are accredited investors. The shares were issued pursuant to the exemption from registration provided by Rule 4(a)(2) of the Act. The Consultants acquired the shares for their own accounts and were provided access to both information regarding the Company and the Company’s officers and directors. The certificates representing the shares contain a standard restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has not been any material default in any Company indebtedness. The Company has not issued any preferred stock or other senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Exchange Act Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

Dated: July 20, 2018	By:	/s/ Chiyuan Deng
Chiyuan Deng
Director, Chief Executive Officer, Principal Executive Officer

