Form 10-K
period 2018-08-31
AB INTERNATIONAL GROUP CORP.
filed 2018-12-10
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55979

AB International Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	37-1740351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16th Floor, Rich Towers, 2 Blenheim Avenue Tsim Sha Tsui, Kowloon, Hong Kong	_______
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (852) 2622-2891
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $41,925,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 106,725,000 common shares issued and outstanding as December 3, 2018.

2

PART I

Item 1. Business

Company Overview

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 ("Inception") and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

On January 22, 2016, our former sole officer, who owned 83% of our outstanding common shares, sold all of his common shares to unrelated investor Jianli Deng. After the stock sale, we modified our business to focus on the creation of a mobile app marketing engine. The app was designed for movie trailer promotions and we planned to generate a subscriber base of smartphone users primarily through pre-installed app smartphone makers, online app stores, WeChat official accounts, Weibo and other social network media outlets and sell prepaid cards or coins to movie distributors or other video advertisers in China. We created the app “Amoney” for the Android smartphone platform to develop a WeChat micro-shop that was designed to display and deliver a variety of information and links for download or online watch prices in the China market.

For the year ended August 31, 2016, we generated revenue of $28,200 from one company that paid us to post their movie trailers on our smartphone app for a one month period. On November 16, 2017, however, we sold the mobile application (Amoney) because we believed there were too many competitors in the market. We remained focused on the acquisition and development of intellectual property.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of all amounts due under the Agreement.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This app was already existing and licensed at the time we acquired the Technology.

We are in the process of using the underlying Technology to create a smartphone video mix app and social video sharing platform. We are developing this new apps for use with iOS and Android smartphones and we expect to launch the app sometime in the beginning of next year. We expect that this new app will transform the way users create and share art talent and fun. The app is expected to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together.” Similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. Today, the word “Meitu” is used as a verb for “enhancing images”, amd TikTok is a short video sharing platform. Our Videomix app, yet to be released, is expected to be used as a verb for “enhancing videos synthesis production,” but also as a brand that represents talent, trendiness, youthfulness and funniness.

To better meet our users’ demands for higher quality selfies, we are also planning to launch the Patent (Mobile communication equipment video synthesis production and distribution system) License Program. The program markets our Technology to big brand smartphones makers to highlight our patent apps integrate proprietary video synthesis production and distribution system processing algorithms and specialized video processors, which generate high-quality selfies duet video synthesis. We have been in discussion with these smartphone makers about our initiatives and selling points in an effort to increase sales. Revenue from this program will be generated by license fees for each smartphone with this video synthesis production and distribution system function.

Fundamentally, we view ourselves as a mobile Internet company with our core asset being our massive, active and fast-growing user base through registered patent--Mobile communication equipment video synthesis production and distribution system.

We believe that the VideoMix app will become an important part of users’ social lives online. We believe the provision of relevant products, content and services will help us monetize our user base and enable us to create value for our users at the same time. We intend to continue to drive our near-term revenue growth through patent--Mobile communication equipment video synthesis production and distribution system license fees from smartphone makers, since China’s large smartphone market continues to present significant opportunities. Our goal is that at least 10% of smartphones in China will eventually contain this integrated patent function. If we meet this goal, which would equate to around 40 million smartphones, which in turn result in about 200 million RMB in revenue generated from patent license fees. As we have not yet commercialized the app for sale, we do not expect to achieve any revenues until we launch the app and make it available under our program, and we can provide no assurances that we will be able to achieve commercialization or our revenue goals for the app. According to preliminary data of the IDC Quarterly Mobile Phone Tracker, the Chinese smartphone market shipped 105 million units during the second quarter of 2018. Following our successful monetization through smartphones, we have also identified three other major opportunities for monetization, including content use fees, advertising fees, KOL agency fees.

On March 10, 2018, we acquired intellectual property from Aura Blocks Ltd. for $200,000. On March 19, 2018, we entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have terms or either two or three years. Under the Consulting Agreements the Consultants will provide services to us in Hong Kong and China related to blockchain technology and krypto kiosks. In consideration for the services provided by the Consultants, we have issued the Consultants a total of 1,100,000 shares of our common stock.

On March 21, 2018, we acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. We also issued to JPC Fintech Limited 2,400,000 common shares with a market value of $72,000 exchange of KryptoKiosk Limited’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property.

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down.. The IP, however, was never transferred to us, We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation.  We have not yet received the certificate for termination .

On May 9, 2018, we entered into an investor agreement with iCrowdU Inc. We agreed to purchase 228,013 shares of iCrowdU Inc. at a share price of $1.228 for total consideration of $280,000. iCrowdU Inc. offers an online platform and mobile app for crowd funding services targeting the global crowd funding market.

Furthermore, it was agreed to exchange 2,000,000 shares of our common stock for 2,000,000 shares of common stock in iCrowdU Inc. This share exchange was made as collateral in advance of an investment of $1,935,000 by us into iCrowdU Inc., which never occurred.

On or about May 9, 2018, we entered into consultancy agreements with Alexander Holtermann, Ian Wright and Luis Hadic. Each of Messrs. Holtermann, Wright and Hadic received 200,000 shares of our common stock under the consultancy agreements.

On or about July 26, 2018, we entered into an investment agreement with iCrowdU Inc. for the purchase of 40% of iCrowdU in exchange for 8,000,000 shares of our common stock that would be split between Messrs. Holtermann and Wright at 70% and 30%, respectively, and an investment of $10,000,000. The 8,000,000 shares were cut but not delivered to Messrs. Holtermann and Wright and no part of the $10,000,000 was invested by us into iCrowdU Inc.

On or about July 31, 2018, we entered into employment agreements with Messrs. Holtermann and Wright for the consideration provided for under the agreements.

On October 25, 2018, the above parties entered into an Agreement for Termination and Release that terminated all outstanding agreements among the parties and released each party from the other. We agreed to settle outstanding expenses and costs incurred by iCrowdU Inc., in the sum of $6,444.90. In addition, all parties agreed to return any shares received from the above agreements, save we shall be permitted to retain the 228,013 shares purchased in iCrowdU Inc. Finally, we agreed to amend our Current Report on Form 8-K concerning certain disclosures made therein. We amended the report as per the agreement.

Competition

Our main business is sub-license a patent of video synthesis and release system for mobile communications equipment to smartphone apps and smartphone makers. We are in the process of using the underlying technology to create a smartphone video mix app as well as the social video sharing platform. The main competitors are short video apps, we are going to discuss become a cooperation partner of them which generated sub-license patent of video synthesis and release system monthly fee from them.

Employees

We currently have 8 employees.

Item 1A. Risk Factors

The following risk factors could materially affect our business, financial condition, and results of operations. These risk factors and other information in this Annual Report on Form 10-K should be carefully considered in evaluating our business. They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

Risks Related to Our Financial Condition and Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We are a startup company. We have had limited operations to date and have generated limited revenues. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.   There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will continue to generate operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion provided for our fiscal year end August 31, 2018 audited financial statements and notes thereto, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern. We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $500,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that the Company will be successful in raising this capital in a secondary offering of securities.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

Risks Related to Legal Uncertainty

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of its internal controls over financial reporting until our second annual report, and we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Risks Associated with Management and Control Persons

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Chiyuan Deng, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in the service industry. Although we expect that our compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified bilingual and “people friendly” personnel in the locations where we principally operate. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Mr. Deng owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

As of the date of this filing, Chiyuan Deng owns 56,020,000 shares of our common stock representing 52.4% of our company. As a result of Mr. Deng’s equity ownership interest, voting power and the contractual rights described above, he currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Interlink, which could adversely affect the market price of our securities.

Risks Related to Our Legal Status

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

▪	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
▪	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
▪	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
▪	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Securities and the Over the Counter Market

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “ABQQ” on the OTCQB operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  technological innovations or new products and services by us or our competitors;
  government regulation of our products and services;
  the establishment of partnerships with other technology companies;
  intellectual property disputes;
  additions or departures of key personnel;
  sales of our common stock
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  periodtoperiod fluctuations in our financial results.

Because we have nominal revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

As a new investor, you will experience substantial dilution as a result of future equity issuances.

In the event we are required to raise additional capital it may do so by selling additional shares of common stock thereby diluting the shares and ownership interests of existing shareholders.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Item 2. Properties

We do not own or rent any real estate or other properties. A major shareholder of the Company, Spring Wood Ventures Limited, provides us with office space, free of charge, at 16/F Rich Towers 2 Blenheim Avenue, Tsim Sha Tsui, Kowloon, Hong Kong. The Company pays property management fees, electricity fees, and water supply fees.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ABQQ” on the OTCQB operated by OTC Markets Group, Inc.

There is currently no active trading market for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2017
Quarter Ended	High $	Low $
August 31, 2017	20.00	6.00
May 31, 2017	30.00	19.00
February 28, 2017	30.00	10.00
November 30, 2016	10.00	0.04

Fiscal Year Ending August 31, 2018
Quarter Ended	High $	Low $
August 31, 2018	0.80	0.16
May 31, 2018	6.70	0.80
February 28, 2018	10.50	6.00
November 30, 2017	6.00	6.00

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of December 3, 2018, we had 106,725,000 shares of our common stock issued and outstanding, held by approximately 531 shareholders of record, with others holding shares in street name.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

During the year ended August 31, 2018, we issued common shares, as follows:

▪	38,550,000 shares to our majority shareholder and third parties for proceeds of $1,156,500.
▪	6,725,000 shares for consulting services valued at $327,750 to 15 consultants.
▪	2,400,000 shares in consideration for the purchase of intangible assets held by KryptoKiosk.
▪	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration. The 10,000,000 shares have been returned to and cancelled by us as a result of a settlement and release agreement.
▪	60,000,000 shares for services of officers valued at $1,800,000: 20,000,000 issued to Chiyuan Deng for employment as President, 20,000,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,000,000 to Ian Wright for employment as Chief Operational Officer, and 10,000,000 to Jianli Deng for employment as Secretary and Treasurer. The shares to Messrs. Holtermann and Wright have not been issued and are canceled as a result of a settlement and release agreement.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of operations for the years ended August 31, 2018 and 2017

Until this year we have incurred recurring losses. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

Revenues

We generated $250,112 in revenues from continued operations during the year ended August 31, 2018, as compared with no revenues from continued operations for the same period ended August 31, 2017.

Our cost of revenues was $150,022 for the year ended August 31, 2018, as compared with $25,000 for the same period ended August 31, 2017.

We had gross profit of $100,090 for the year ended August 31, 2018, as compared with a gross loss of $25,000 for the year ended August 31, 2017.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.

Operating Expenses

We incurred operating expenses in the amount of $977,328 for the year ended August 31, 2018, compared with operating expenses of $159,394 for the year ended August 31, 2017. Our operating expenses for the year ended August 31, 2018 mainly consisted of general and administrative expenses of $897,587, and related party - salaries and wages of $79,741. Our operating expenses for the year ended August 31, 2017 mainly consisted of general and administrative expenses of $129,394, and related party - salaries and wages of $30,000.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Income from Discontinued Operations

On November 16, 2017, we sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party for $253,000 cash. The Company recorded gain on sales of assets of $7,280 as discontinued operations during the year ended August 31, 2018.

The following table shows the results of operations of mobile application and copyright for the year ended August 31, 2018 and 2017 which are included in the gain from discontinued operations:

	Year Ended August 31,
	2018	2017
Revenue	$49,920	$408,085
Cost of revenue	(11,912)	(26,912)
Income Tax Provision	—	(55,347)
Gain on sale of intangible asset	7,280	—
Income from discontinued operations	$45,288	$325,826

Net (Loss) Income

We incurred a net loss in the amount of $1,111,950 for the year ended August 31, 2018, as compared with net income of $141,432 for the year ended August 31, 2017.

Liquidity and Capital Resources

As of August 31, 2018, we had $553,669 in current assets consisting of cash, accounts receivable, and prepaid expenses. Our total current liabilities as of August 31, 2018 were $145,961. As a result, we have working capital of $407,707 as of August 31, 2018.

Operating activities used $866,887 in cash for the year ended August 31, 2018, as compared with $166,522 in cash provided for the year ended August 31, 2017. Our negative operating cash flow in 2018 was mainly the result of our net loss of $1,157,238 from continuing operations, offset mainly by consulting fees paid in stock in the amount of $196,250 and amortization of intangible assets of $106,000. Our positive operating cash flow in 2017 was mainly the result of our net income from discontinued operations of $325,826, offset mainly by our net loss from continuing operations of $184,394.

Investing activities used $227,000 in cash for the year ended August 31, 2018, as compared with $500,000 used for the year ended August 31, 2017. Our negative investing cash flow for the year ended August 31, 2018 is the result of our purchase of intangible assets for our cryptocurrency business and our investment in iCrowdU, offset by the sale of the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party.

Financing activities provided $1,156,924 cash for the year ended August 31, 2018, as compared with $313,816 for the year ended August 31, 2017. Our positive financing cash flow for both periods was mainly proceeds from the sale of our common stock.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of August 31, 2018, there were no off balance sheet arrangements.

Going Concern

As of August 31, 2018, we had an accumulated deficit of $1,047,386 and net loss of $1,111,950 and net cash used in operations of $866,887 for the year ended August 31, 2018. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. Our continuation as a going concern through August 31, 2019 is dependent upon the continued financial support from our stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with our obligations as they become due. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our critical accounting policies are set forth in Note 2 to the financial statements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of August 31, 2018 and 2017;
F-4	Consolidated Statements of Operations for the years ended August 31, 2018 and 2017;
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2018 and 2017;
F-6	Consolidated Statements of Cash Flows for the years ended August 31, 2018 and 2017;
F-7	Notes to Consolidated Financial Statements

Yu Certified Public Accountant, P.C.

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AB International Group Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AB International Group Corp (the “Company”) as of August 31, 2018, and 2017, and the related statements of operations, changes in stockholders’ deficits and statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of AB International Group Corp as of August 31, 2018, and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2018.

New York, New York

December 10, 2018

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 347-618-9237, 718-813-2130

Email: Info@ywlcpa.com

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

	August 31, 2018	August 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$210,202	$147,164
Accounts receivable	9,600	—
Prepaid expenses	333,867	35,835
Current assets of discontinued operations	—	88,320
Total Current Assets	553,669	271,319
Intangible assets, net	641,000	475,000
Non-current assets of discontinued operations	—	207,712
TOTAL ASSETS	$1,194,669	$954,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$88,577	$168,664
Accrued payroll	—	2,500
Due to shareholder	2,037	1,613
Tax payable	55,347	55,347
Total Current Liabilities	145,961	228,124

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 147,325,000 and 29,650,000 shares issued and outstanding	147,325	29,650
Additional paid-in capital	2,866 ,868	631,693
Retained Earnings (accumulated deficit)	(1,047,386)	64,564
Unearned compensation cost	(918,100)	—
Total Stockholders’ Equity	1,048,707	725,907
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,194,669	$954,031

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

	For the Year Ended August 31,
	2018	2017

Revenue	$250,112	$—
Cost of revenue	150,022	25,000
Gross Profit (Loss)	100,090	(25,000)

OPERATING EXPENSES
General and administrative expenses	897,587	129,394
Related party salary and wages	79,741	30,000
Total Operating Expenses	977,328	159,394

LOSS FROM CONTINUED OPERATIONS	(877,238)	(184,394)

OTHER INCOME (EXPENSES)
Impairment of investment in iCrowdU	(280,000)	—
Total other income (expenses)	(280,000)	—

Loss before income taxes	(1,157,238)	(184,394)
Income Tax Provision	—	—
Net loss from continuing operations	(1,157,238)	(184,394)

Discontinued operations, net of tax benefits
Net income from discontinued operations	38,008	325,826
Gain on sale of intangible assets	7,280	—
INCOME FROM DISCONTINUED OPERATIONS	45,288	325,826

NET INCOME (LOSS)	$(1,111,950)	$141,432

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.01

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.02)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	58,139,589	26,501,832

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Stockholders' Equity

	Common Stock
	Number of Shares	Paid-in Amount	Additional Accumulated Capital	Compensation Deficit	Unearned Stockholders' cost	Total Equity

Balance - August 31, 2016	26,150,000	$26,150	$285,193	$(76,868)	$—	$234,475

Common shares issued for cash at $0.01 per share	3,150,000	3,150	311,850	—	—	315,000
Common shares issued for services	350,000	350	34,650	—	—	35,000
Net income	—	—	—	141,432	—	141,432
Balance - August 31, 2017	29,650,000	$29,650	$631,693	$64,564	$—	$725,907

Common shares issued for cash at $0.03 per share	38,550,000	38,550	1,117,950	—	—	1,156,500
Common shares issued for consulting services	6,725,000	6,725	177,625	—	—	184,350
Common shares issued to officers for services	60,000,000	60,000	870,000	—	(918,100)	11,900
Common shares issued for acquistion of shares of iCrowdU Inc.	10,000,000	10,000	—	—	—	10,000
Common shares issued for acquistion of intangible asset	2,400,000	2,400	69,600	—	—	72,000
Net loss	—	—	—	(1,111,950)	—	(1,111,950)
Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

	Years Ended August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,157,238)	$(184,394)
Net income from discontinued operations, net of tax benefit	45,288	325,826
Adjustments to reconcile net income (loss) to net cash from operating activities:
Consulting fees paid in stock	196,250	35,000
Amortization of prepaid expenses	4,168	—
Amortization of intangible asset	106,000	25,000
Gain on sales of intangible asset	(7,280)	—
Impairment of investment in iCrowdU	280,000	—
Changes in operating assets and liabilities:
Accounts receivable	(59,520)	(60,120)
Prepaid expenses	292,200	(13,334)
Accounts payable and accrued liabilities	(80,087)	(46,802)
Accrued payroll	(2,500)	2,500
Income taxes payable	—	55,347
Change in Assets (Liabilities) from discontinued operations	100,232	27,499
Net cash provided by (used in) operating activities	(866,887)	166,522

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of intangible asset	(200,000)	(500,000)
Investment in iCrowdU	(280,000)	—
Sales of intangible asset	253,000	—
Net cash used in investing activities	(227,000)	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder	424	—
Repayments of due to shareholder	—	(1,184)
Proceeds from sale of common stock	1,156,500	315,000
Net cash provided by financing activities	1,156,924	313,816

Net increase (decrease) in cash and cash equivalents	63,038	(19,662)
Cash and cash equivalents - beginning of the year	147,164	166,826
Cash and cash equivalents - end of the year	$210,202	$147,164

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activity:
Issuance of common stock for acquisition of intangible asset	$72,000	$—
Common shares issued for acquisition of investment	$10,000	$—
Issuance of common stock for services	$196,250	$35,000
Accounts payable for purchase of intangible asset	$—	138,240

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2018

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 ("Inception") and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

On January 22, 2016, our former sole officer, who owned 83% of our outstanding common shares, sold all of his common shares to unrelated investor Jianli Deng. After the stock sale, we modified our business to focus on the creation of a mobile app marketing engine. The app was designed for movie trailer promotions and we planned to generate a subscriber base of smartphone users primarily through pre-installed app smartphone makers, online app stores, WeChat official accounts, Weibo and other social network media outlets and sell prepaid cards or coins to movie distributors or other video advertisers in China. We created the app “Amoney” for the Android smartphone platform to develop a WeChat micro-shop that was designed to display and deliver a variety of information and links for download or online watch prices in the China market.

For the year ended August 31, 2016, we generated revenue of $28,200 from one company that paid us to post their movie trailers on our smartphone app for a one month period. On November 16, 2017, however, we sold the mobile application (Amoney) because we believed there were too many competitors in the market. We remained focused on the acquisition and development of intellectual property.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of all amounts due under the Agreement.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This app was already existing and licensed at the time we acquired the Technology.

We are in the process of using the underlying Technology to create a smartphone video mix app and social video sharing platform. We are developing this new apps for use with iOS and Android smartphones and we expect to launch the app sometime in the beginning of next year. We expect that this new app will transform the way users create and share art talent and fun. The app is expected to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together.” Similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. Today, the word “Meitu” is used as a verb for “enhancing images”, and TikTok is a short video sharing platform. Our Videomix app, yet to be released, is expected to be used as a verb for “enhancing videos synthesis production,” but also as a brand that represents talent, trendiness, youthfulness and funniness.

To better meet our users’ demands for higher quality selfies, we are also planning to launch the Patent (Mobile communication equipment video synthesis production and distribution system) License Program. The program markets our Technology to big brand smartphones makers to highlight our patent apps integrate proprietary video synthesis production and distribution system processing algorithms and specialized video processors, which generate high-quality selfies duet video synthesis. We have been in discussion with these smartphone makers about our initiatives and selling points in an effort to increase sales. Revenue from this program will be generated by license fees for each smartphone with this video synthesis production and distribution system function.

Fundamentally, we view ourselves as a mobile Internet company with our core asset being our massive, active and fast-growing user base through registered patent--Mobile communication equipment video synthesis production and distribution system.

We believe that the VideoMix app will become an important part of users’ social lives online. We believe the provision of relevant products, content and services will help us monetize our user base and enable us to create value for our users at the same time. We intend to continue to drive our near-term revenue growth through patent--Mobile communication equipment video synthesis production and distribution system license fees from smartphone makers, since China’s large smartphone market continues to present significant opportunities. Our goal is that at least 10% of smartphones in China will eventually contain this integrated patent function. If we meet this goal, which would equate to around 40 million smartphones, which in turn result in about 200 million RMB in revenue generated from patent license fees. As we have not yet commercialized the app for sale, we do not expect to achieve any revenues until we launch the app and make it available under our program, and we can provide no assurances that we will be able to achieve commercialization or our revenue goals for the app. According to preliminary data of the IDC Quarterly Mobile Phone Tracker, the Chinese smartphone market shipped 105 million units during the second quarter of 2018. Following our successful monetization through smartphones, we have also identified three other major opportunities for monetization, including content use fees, advertising fees, KOL agency fees.

On March 10, 2018, we acquired intellectual property from Aura Blocks Ltd. for $200,000 in cash. On March 19, 2018, we entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have terms or either two or three years. Under the Consulting Agreements the Consultants will provide services to us in Hong Kong and China related to blockchain technology and krypto kiosks. In consideration for the services provided by the Consultants, we have issued the Consultants a total of 1,100,000 shares of our common stock.

On March 21, 2018, we acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. We also issued to JPC Fintech Limited (“JPC Fintech”) 2,400,000 common shares with a market value of $72,000 exchange of KryptoKiosk Limited’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property.

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down.. The IP, however, was never transferred to us, We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination.

On May 9, 2018, we entered into an investor agreement with iCrowdU Inc. We agreed to purchase 228,013 shares of iCrowdU Inc. at a share price of $1.228 for total consideration of $280,000. iCrowdU Inc. offers an online platform and mobile app for crowd funding services targeting the global crowd funding market.

Furthermore, it was agreed to exchange 2,000,000 shares of our common stock for 2,000,000 shares of common stock in iCrowdU Inc. This share exchange was made as collateral in advance of an investment of $1,935,000 by us into iCrowdU Inc., which never occurred.

On or about May 9, 2018, we entered into consultancy agreements with Alexander Holtermann, Ian Wright and Luis Hadic. Each of Messrs. Holtermann, Wright and Hadic received 200,000 shares of our common stock under the consultancy agreements.

On or about July 26, 2018, we entered into an investment agreement with iCrowdU Inc. for the purchase of 40% of iCrowdU in exchange for 8,000,000 shares of our common stock that would be split between Messrs. Holtermann and Wright at 70% and 30%, respectively, and an investment of $10,000,000. The 8,000,000 shares were cut but not delivered to Messrs. Holtermann and Wright and no part of the $10,000,000 was invested by us into iCrowdU Inc.

On or about July 31, 2018, we entered into employment agreements with Messrs. Holtermann and Wright for the consideration provided for under the agreements.

On October 25, 2018, the above parties entered into an Agreement for Termination and Release that terminated all outstanding agreements among the parties and released each party from the other. We agreed to settle outstanding expenses and costs incurred by iCrowdU Inc., in the sum of $6,444.90. In addition, all parties agreed to return any shares received from the above agreements, and we shall be permitted to retain the 228,013 shares purchased in iCrowdU Inc. Finally, we agreed to amend our Current Report on Form 8-K concerning certain disclosures made therein. We amended the report as per the agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31. The financial statements have been prepared on a consolidated basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended August 31, 2018.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the period ended August 31, 2018.

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

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the years ended August 31, 2018 and 2017, and no write-off for bad debt were recorded for the years ended August 31, 2018 and 2017.

Prepaid Expenses

Prepaids consist of filing fees and advances related to consulting fees that have been paid in advance. The prepaid balances are amortized when the related expense is incurred.

Intangible Assets

Intangible assets are stated at cost and depreciated as follows:

•	Mobile application product: straight-line method over the estimated life of the asset, which has been determined by management to be 3 years
•	Movie copyrights: income forecast method for a period not to exceed 10 years
•	Patent: straight-line method over the term of 5 years based on the patent license agreement

Amortized costs of the intangible asset are recorded as cost of sales, as the intangible asset is directly related to generation of revenues in the Company.

Investments in Companies Accounted for Using the Cost Method

In accordance with ASC 320-10, “Investments – Debit and Equity Securities,” investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Under ASC 325-20, cost method investments are recorded initially at historical cost. Dividends on cost method investments received as part of the investor’s share of net earnings of the investee after the date of investment (i.e., a return on investment) are recorded as income. Please refer to Note 5 for details.

The Company evaluates its investments in companies accounted for by the cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2018, there was unrecognized tax benefits. Please see Notes 8 for details.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended August 31, 2018 and 2017.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to the revised requirements related to revenue recognition, which are required subsequent to December 15, 2016.

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2018, the Company had an accumulated deficit of $1,047,386 and net loss of $1,111,950 and net cash used in operations of $866,887 for the year ended August 31, 2018. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern through August 31, 2019 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

On June 1, 2018, the Company entered into an agreement with an outside phone apps designer. A smartphone apps was designed and its ownership belongs to the Company. Its main use is smartphone video synthesis and sharing. The first payment paid to designer was $307,200, which is included in the prepaid expenses of $333,867 as of August 31, 2018 in the consolidated balance sheets. As of August 31, 2018, the app was under development.

NOTE 5 – ACQUISITION

On May 9, 2018, the Company entered into an investor agreement with iCrowdU Inc (“iCrowdU”). The Company has agreed to purchase up to 51% of iCrowdU for a total investment of $10,000,000. This investment was executed via the following steps.

1.	228,013 shares of iCrowdU at a share price of $1,228 for total consideration of $280,000
2.	$3,935,000 at a share price of US $1.82 in exchange for 10.8104% of iCrowdU
3.	$5,785,000 at a share price of US $0.268118 in exchange for 39.0495% of iCrowdU

As noted in Note 1, the Company only completed step 1. Mutual release of any further obligation related to the acquisition has been agreed as noted in Note 1. As a result, the Company invested a total of $280,000 in exchange for 228,013 shares, equivalent to a 1.14% ownership of iCrowdU. The investment has been recorded at cost less impairment. To be conservative, full impairment has been recognized as of August 31, 2018, due to management’s perspective on this unsuccessful investment.

NOTE 6 – DISCONTINUED OPERATIONS

On November 16, 2017, the Company sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party for cash of $253,000. The Company recorded gain on sales of assets of $7,280 as discontinued operations during the year ended August 31, 2018.

The sales of intangible assets qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this revenue and expenses from these intangible assets in discontinued operations.

The following table shows the results of operations of mobile application and copyright for the year ended August 31, 2018 and 2017 which are included in the gain from discontinued operations:

	Year Ended August 31,
	2018	2017
Revenue	$49,920	$408,085
Cost of revenue	(11,912)	(26,912)
Income Tax Provision	—	(55,347)
Gain on sale of intangible asset	7,280	—
Income from discontinued operations	$45,288	$325,826

The following table shows the assets and liabilities of the discontinued operation as of August 31, 2018 and 2017 which are included in the consolidated balance sheets as the total of current assets, non-current assets and current liabilities:

	August 31,
	2018	2017
Accounts receivable	—	88,320
Total current assets	$—	$88,320

Intangible assets	—	207,712
Total non-current assets	$—	$207,712

NOTE 7 – INTANGIBLE ASSETS

As of August 31, 2018, and August 31, 2017, the balance of intangible assets are as follows;

	August 31, 2018	August 31, 2017
Patent	500,000	500,000
Intellectual property: Aura	200,000	—
Intellectual property: Kryptokiosk	72,000	—
Total cost	772,000	500,000
Accumulated amortization	(131,000)	(25,000)
Intangible asset, net	$641,000	$475,000

Amortization expenses for the years ended August 31, 2018 and 2017, was $106,000 and $25,000, respectively.

During the year ended August 31, 2017, the Company purchased the copyright and all other rights in a film named “Gong Fu Nv Pai” for $138,240 cash from a non-related party which is included in discontinued operation. During the year ended August 31, 2018, the Company sold the copyright and all other rights and the mobile application (Amoney) assets to an unrelated party for $253,000 (Note 6).

On March 10, 2018, the Company acquired intellectual property from Aura Blocks Ltd. for $200,000.

On March 21, 2018, the Company acquired all the intangible assets held by KryptoKiosk Limited, a Hong Kong company (“Krypto”). In consideration for the acquisition of the shares, the Company paid the seller 2,400,000 shares, at market value of $72,000.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

In May 2018, the Company appointed Ian Wright as Chief Operational Officer, and Luis Hadic as Chief Financial Officer. In July, 2018, the Company appointed Alexander Holtermann as Chief Executive Officer, Chiyuan Deng as President, and Jianli Deng as secretary and treasurer. On October 18, 2018, the Company entered into an Agreement For Termination And Release and accepted the resignation of Alexander, Ian Wright and Luis Hadic. In August, Ying Zhang has resigned as vice president and director.

During the year ended August 31, 2018, a shareholder has advanced the Company $424 for operating expenses. During the year ended August 31, 2017, a shareholder was repaid $1,184. As at August 31, 2018 and 2017, the Company owed $2,037 and $1,613 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

During the year ended August 31, 2018 and 2017, $79,741 was paid to four related parties and $30,000 was paid to two related parties as salaries and wages, respectively. Among the $79,741, $67,241 was paid to two executives and two former directors of the Company, and $12,500 was paid to two related parties in the form of stock compensation. Please see Note 9 for details of the stock compensation.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement we are able to utilize, improve upon, and sublicense the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We are in the process of using the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China. The Company is obligated to pay the Licensor a $500,000 within 30 days of the date of the Agreement, and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, joint owns and controls Licensor During the year ended August 31, 2017, the Company paid $361,760 and $138,240 was recorded as accounts payable. On October 10, 2017, the Company paid the balance owing of $138,204 (Note 7).

NOTE 9 – EQUITY

Effective as of June 6, 2018, AB International Group Corporation amended its Articles of Incorporation to increase its authorized common stock to One Billion (1,000,000,000) shares, par value $0.001 per share.

During the year ended August 31, 2018, the Company issued common shares, as follows:

•	38,550,000 shares to the Company’s majority shareholder and third parties for proceeds of $1,156,500.
•	6,725,000 shares for consulting services of $184,350 to 16 consultants.
•	2,400,000 shares in consideration for the purchase of intangible assets held by KryptoKiosk.
•	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration. The 10,000,000 shares have been returned to and cancelled by the Company by the date of the report due to the Agreement FOR Termination And Release as in Note 1.
•	60,000,000 shares for services of officers: 20,000,000 issued to Chiyuan Deng for employment as President, 20,000,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,000,000 to Ian Wright for employment as Chief Operational Officer, and 10,000,000 to Jianli Deng for employment as Secretary and Treasurer. The arrangement with Alexander Holtermann and Ian Wright has been subsequently terminated after August 31, 2018. The services of Chiyuan Deng and Jianli Deng caused salaries expenses of $12,500 incurred in the year ended August 31, 2018.

During the year ended August 31, 2017, the company issued common stock, as follows;

•	3,000,000 common shares, for proceeds of $300,000 to a related party who is a major shareholder.
•	150,000 common shares, for proceeds of $15,000 to an unrelated party.
•	350,000 common shares, for services of $35,000 to two unrelated parties.

As at August 31, 2018 and 2017, 147,325,000 and 29,650,000 issued and outstanding shares of common stock were held by approximately 32 and 11 shareholders of record, respectively.

During the year ended August 31, 2018, common stocks issued to Chiyuan Deng and Jianli Deng for salaries expenses to be accrued after the year end is recorded as unearned compensation cost of $918,100.

NOTE 10 – INCOME TAXES

As of August 31, 2018, the Company had no net operating loss carry forwards. Due to the change in control during the year, the Company determined there are no loss carry forward amounts.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended August 31, 2018. The Company’s financial statements for the year ended August 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2018 and 2017:

	Years Ended August 31,
	2018	2017
Deferred tax asset attributable to:
Net operating loss carry over	$149,948	$—
Less: valuation allowance	(149,948)	—
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of August 31, 2018 was $149,948, and $0 as of August 31, 2017. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2018 and 2017.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2018 and 2017:

	2018	2017
Federal statutory tax rate	(21%)	35%
Change in valuation allowance	21%	0%
Effective tax rate	0%	35%

NOTE 11 – CONCENTRATION RISK

Approximately 83% and 45% of revenue was incurred from one customer during the year ended August 31, 2018 and 2017, respectively.

100% of account receivables was due from one customer as of August 31, 2018.

NOTE 12 – SUBSEQUENT EVENTS

On October 18, 2018, the Company entered into an Agreement For Termination And Release with iCrowdU. The 10,000,000 shares have been returned to and cancelled by the Company by the date of this report. The interests retained by the Company in iCrowdU is limited to the 228,013 shares acquired, equivalent to a 1.14% ownership of iCrowdU. The Company accepted the resignation of Alexander Holtermann, Ian Wright and Luis Hadic. In August, Ying Zhang has resigned as vice president and director. The shares issued to Alexander Holtermann of 20,000,000, Ian Wright of 10,000,000 and Luis Dadic of 200,000 for employment have been returned to and cancelled by the Company.

As a result of the situation stated in Note 1, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2018 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 5, 2018, we dismissed Pritchett, Siler & Hardy, P.C. (the “Pritchett”) as our independent principal accountant to audit our financial statements. We did not have any disagreements with Pritchett. On January 5, 2018, we engaged Yu Certified Public Accountant PC, as our independent principal accountant to our financial statements.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

On December 9, 2018, we appointed Chiyuan Deng as our Chief Executive Officer.

The employment history for Mr. Deng is set forth under Item 10 of this Annual Report on Form 10-K and incorporated herein by reference.

We refer you to Item 13 of this Annual Report on Form 10-K for disclosures concerning transactions with the company in which Mr. Deng has a material direct or indirect interest.

Mr. Deng is the father of our secretary and treasurer, Jianli Deng.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	55	Chief Executive Officer, Principal Executive Officer and Director
Linqing Ye	39	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Jianli Deng	25	Secretary and Treasurer
Dennis Chung	54	Chief Technology Officer

Chiyuan Deng

Mr. Deng is an investor, producer, and director of Chinese films. He has worked as Vice Chairman of the Guangdong Province Film and TV Production Industry Association and Vice Secretary General of the China City Image Project Advancement Committee. He has extensive investment and management experience in China, including in the areas of corporate development and business investment activities. Mr. Deng graduated from Guangzhou Broadcast TV University in 1987. Mr. Deng is Jianli Deng’s father.

Mr. Deng does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We have chosen Mr. Deng as our director because of his experience in the movie production business.

Linqing Ye

Mr. Ye currently works in the management of a filming studio and production group in China. Mr. Ye has over 15 years of experience working in movie production, and from 2008 to 2010 he worked as a video photographer with a team that served as a partner for Google in China.

Mr. Ye does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We have chosen Mr. Ye as our director because of his experience in the movie production business.

Jianli Deng

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

Mr. Deng does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Dennis Chung

Mr. Chung has over 20 years of experience working with both new startups and larger enterprise technology companies. Having worked in research and development, sales, and engineering, Mr. Chung is able to bring a unique perspective to what it takes to launch and maintain new software products. Mr. Chung understands how to craft products that take into account all parts of an organization while maintaining a customer-centric approach.

Mr. Chung does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Other Significant Employees

Other than our executive officer, we do not currently have any significant employees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers, aside from Jianli and Chiyuan Deng, who are father and son.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current executive officers, nominees for directors, or current directors have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1.	Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.       Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

During the past 5 years, none of our promoter or control person has been involved in any legal proceeding in any of the following:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

6.	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

7.	Administrative proceedings related to their involvement in any type of business, securities, or banking activity.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Chiyuan Deng, at the address appearing on the first page of this annual report.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2018, there have been no late reports, failures to file or transactions not timely reported.

Code of Ethics

We do not have a code of ethics at the present time, but we intend to adopt one as soon as we add more executive staff and we have resources available.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng PresidentCEO and Director	2018 2017	30,000 0		8,333 0					38,333 0
Linqing Ye CFO and Director	2018 2017	0 0							0 0
Jianli Deng Secretary and Treasurer	2018 2017	5,000 18.000		4,167 0					9,167 18,000
Dennis Chung CTO	2018 2017	0 0							0 0

On July 30, 2018, we entered into an employment agreement with Chiyuan Deng to serve as our President. The agreement is for six years and we issued Mr. Deng 20,000,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

On July 31, 2018, we entered into an employment agreement with Jianli Deng to serve as our Secretary and Treasurer. The agreement is for six years and we issued Mr. Deng 10,000,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Chiyuan Deng	0	0	-	-	-	-	-	-	-
Linqing Ye	0	0	-	-	-	-	-	-	-
Jianli Deng	0	0	-	-	-	-	-	-	-
Dennis Chung	0	0	-	-	-	-	-	-	-

Director Compensation

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 19, 2018 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(2)
Executive Officers & Directors:
Common	Chiyuan Deng	56,020,000 shares	52.4%
Common	Linqing Ye	6,000,000 shares	5.6%
Common	Jianli Deng	20,000,000 shares	18.7%
Common	Dennis Chung	200,000 shares	*
Total of All Directors and Executive Officers:		67,092,800 shares	46.3%
More Than 5% Beneficial Owners:
Leyi Yang Flat B 6/F 308 Temple St. Kowloon Hong Kong		6,930,000 shares	6.4%

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 106,725,000 shares of common stock issued and outstanding as of December 3, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In May 2018, the Company appointed Ian Wright as Chief Operational Officer, and Luis Hadic as Chief Financial Officer. In July, 2018, the Company appointed Alexander Holtermann as Chief Executive Officer, Chiyuan Deng as President, and Jianli Deng as secretary and treasurer. On October 18, 2018, the Company entered into an Agreement For Termination And Release and accepted the resignation of Alexander, Ian Wright and Luis Hadic. In August, Ying Zhang has resigned as vice president and director.

During the year ended August 31, 2018, a shareholder has advanced the Company $424 for operating expenses. During the year ended August 31, 2017, a shareholder was repaid $1,184. As at August 31, 2018 and 2017, the Company owed $2,037 and $1,613 to this shareholder, respectively. The amounts are due on demand, unsecured, and non-interest bearing.

During the year ended August 31, 2018 and 2017, $79,741 was paid to four related parties and $30,000 was paid to two related parties as salaries and wages, respectively. Among the $79,741, $67,241 was paid to two former directors of the Company, and $12,500 was paid to two related parties in the form of stock compensation. Please see Note 8 for details of the stock compensation.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted the Company a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”), which Technology is the subject of a utility model patent in the People’s Republic of China. Under the Agreement we are able to utilize, improve upon, and sublicense the technology for an initial period of 5 years, subject to a right to renew for an additional 5 year term. We are in the process of using the underlying technology to create a smartphone app marketing engine to be used for movie trailer promotion in China. The Company is obligated to pay the Licensor a $500,000 within 30 days of the date of the Agreement, and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, joint owns and controls Licensor During the year ended August 31, 2017, the Company paid $361,760 and $138,240 was recorded as accounts payable. On October 10, 2017, the Company paid the balance owing of $138,204 (Note 6).

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$—	$0	$0	$0
2018	$—	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (previously filed October 10, 2014 with Form S-1 Registration Statement)
3.2	Bylaws (previously filed October 10, 2014 with Form S-1 Registration Statement)
3.3	Certificate of Amendment (previously filed June 7, 2017 8-K)
10.1	Patent License Agreement (previously filed June 6, 2017 8-K)
10.2	Employment Agreement with Chiyuan Deng (previously filed August 7, 2018 8-K)
10.3	Employment Agreement with Jianli Deng (previously filed August 7, 2018 8-K)
10.4	Agreement for Termination and Release (previously filed November 1, 2018 8-K)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB International Group Corp.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
December 10, 2018

By:	/s/ Linqing Ye
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 10, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
December 10, 2018

By:	/s/ Linqing Ye
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 10, 2018

