Form 10-Q
period 2018-11-30
AB INTERNATIONAL GROUP CORP.
filed 2019-01-22
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2018

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55979

AB International Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	37-1740351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16th Floor, Rich Towers, 2 Blenheim Avenue Tsim Sha Tsui, Kowloon, Hong Kong
(Address of principal executive offices)

(852) 2622-2891
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 124,825,000 common shares as of January 18, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2018 (unaudited) and August 31, 2018;
F-2	Consolidated Statements of Operations for the three months ended November 30, 2018 and 2017 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended November 30, 2018 and 2017 (unaudited); and
F-4	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2018	August,31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$90,702	$210,202
Accounts receivable	9,700	9,600
Prepaid expenses	474,967	333,867
Total Current Assets	575,369	553,669
Intangible assets, net	412,400	641,000
TOTAL ASSETS	$987,769	$1,194,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$82,731	$88,577
Due to shareholder	2,037	2,037
Tax payable	55,347	55,347
Total Current Liabilities	140,116	145,961

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 106,725,000 and 147,325,000 shares issued and outstanding	106,725	147,325
Additional paid-in capital	2,866,868	2,866,868
Retained Deficits	(1,275,939)	(1,047,386)
Unearned shareholders' compensation	(850,000)	(918,100
Total Stockholders’ Equity	847,654	1,048,707
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$987,769	$1,194,669

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,
	2018	2017

Revenue	$74,240	$40,832
Cost of revenue	43,448	33,166
Gross Profit	30,792	7,666

OPERATING EXPENSES
General and administrative expenses	72,862	31,458
Related party salary and wages	66,484	6,300
Total Operating Expenses	139,346	37,758
OTHER INCOME (EXPENSES)

Gain on sale of intangible assets	(120,000)	—
Total other income (expenses)	(120,000)	—

LOSS FROM CONTINUED OPERATIONS	(228,554)	(30,092)
Income Tax Provision	—	—
Net loss from continuing operations	(228,554)	(30,092)

Discontinued operations, net of tax benefits
Income from discontinued operations	—	10,997
Gain on sale of intangible assets	—	57,200
INCOME FROM DISCONTINUED OPERATIONS		68,197

NET (LOSS) / INCOME	$(228,554)	$38,105

NET LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00
LOSS FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

NET EARNINGS PER SHARE: BASIC AND DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	106,725,000	29,650,000

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				'
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Stockholders' compensation	Total Equity

Balance - August 31, 2018	$147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707

Common shares issued to officers for services	—	—	—	—	37,500	37,500
Common shares issued for services	(40,600,000)	(40,600)	—	—	30,600	(10,000)

Net loss	—	—	—	(228,554)	—	(228,554)
Balance - November 30, 2018	$106,725,000	$106,725	$2,866,868	$(1,275,939)	$(850,000)	$847,654

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations	$(228,554)	$38,105
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of consulting fees and salaries paid in stock	37,500	—
Amortization of prepaid expenses	2,500	—
Amortization of intangible asset	28,600	36,912
Gain on sales of intangible assets	120,000	(57,200)
Changes in operating assets and liabilities:
Accounts receivable	(100)	16,768
Prepaid expenses	(153,600)	5,000
Accounts payable and accrued liabilities	(5,846)	(122,366)
Accrued payroll	—	(2,500)
Income taxes payable	—	27,011
Change in Assets (Liabilities) from discontinued operations	—	—
Net cash used in operating activities	(199,500)	(58,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	80,000	253,000
Net cash provided by investing activities	80,000	253,000

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	—	74
Net cash provided by financing activities	—	74

Net increase (decrease) in cash and cash equivalents	(119,500)	194,804
Cash and cash equivalents - beginning of period	210,202	147,164
Cash and cash equivalents - end of period	$90,702	$341,968

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activity
Common shares returned for cancelled acquisition of iCrowdU	$(10,000)	$—
Prepaid expense reversed for cancelled acquisition of iCrowdU	$10,000	$—

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2018

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

On March 10, 2018, the Company acquired intellectual property from Aura Blocks Limited for $200,000 in cash. On March 19, 2018, we entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have terms or either two or three years. Under the Consulting Agreements the Consultants will provide services to us in Hong Kong and China related to blockchain technology and krypto kiosks. In consideration for the services provided by the Consultants, we have issued the Consultants a total of 1,100,000 shares of our common stock. On November 10, 2018, the Company sold this intellectual property from Aura Blocks Limited to China IPTV Industry Park Holdings Ltd. for $80,000.

On March 21, 2018, the Company acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia. This intellectual assets enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company issued to JPC Fintech Limited (“JPC Fintech”) 2,400,000 common shares with a market value of $72,000 in exchange of KryptoKiosk Limited’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property.

On May 9, 2018, the Company entered into an Investor Agreement in which the Company agreed to acquire 51% ownership of iCrowdU Inc (“iCrowdU”) for $10,000,000. iCrowdU offers an online platform and mobile app for crowd funding services targeting the global crowd funding market. $280,000 has been paid to purchase 228,013 shares in iCrowdU, and 10,000,000 shares has been issued as the remaining consideration. Furthermore, it was agreed to exchange 2,000,000 shares of our common stock for 2,000,000 shares of common stock in iCrowdU Inc. This share exchange was made as collateral in advance of an investment of $1,935,000 by the Company into iCrowdU Inc., which never occurred. The Company also entered into consultancy agreements with Alexander Holtermann, Ian Wright and Luis Hadic and each of them received 200,000 shares of the Company’s common stocks under the consultancy agreements.

On October 18, 2018, the Company entered into an agreement for termination and release with iCrowdU. The 10,000,000 shares have been returned to and cancelled by the Company by the date of this report. The interests retained by the Company in iCrowdU is limited to the 228,013 shares acquired, equivalent to a 1.14% ownership of iCrowdU.

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copy right for $768,000 and paid $153,600 of the total balance. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and will generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in 2019. This movie will also be included in the video library for the Company’s VideoMix app.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31. The financial statements have been prepared on a consolidated basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended November 30, 2018.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the three-month period ended November 30, 2018.

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

Foreign Currency Transactions

The Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arise from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the three months ended November 30, 2018 and 2017, and no write-off for bad debt were recorded for the three months ended November 30, 2018, and 2017.

Prepaid Expenses

Prepaid expenses consist of consulting fees that have been paid in advance, installments to acquire a movie copy right, and payments to a designer to develop a mobile app. The prepaid balances are amortized when the related expense is incurred.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2018, there was unrecognized tax benefits. Please see Notes 8 for details.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended November 30, 2018 and August 31, 2018.

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company had an accumulated deficit of $1,275,939 As of November 30, 2018 and net loss of $228,554 and net cash used in operations of $199,500 for the three months ended November 30, 2018. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – PREPAID EXPENSES

On June 1, 2018, the Company entered into an agreement with an outside phone apps designer. A smartphone apps was designed and its ownership belongs to the Company. Its main use is smartphone video synthesis and sharing. The first payment paid to designer was $307,200. As of November 30, 2018, the app was under development.

On September 5, 2018, the Company acquired a movie copy right from Aura Blocks Limited. The first payment was $153,600, which was one fifth of the total purchase price.

Prepaid expense as of November 30, 2018 includes $307,200 payment to the designer to develop phone apps, $153,600 payment to acquire the movie copy right, and $14,167 prepaid consulting fees net of amortization.

NOTE 5 – DISCONTINUED OPERATIONS

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

The following table shows the results of operations of mobile application and copyright for three months ended November 30, 2018 and 2017 which are included in the gain from discontinued operations:

	Three months Ended
	November 30,
	2018	2017
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—	27,011
Gain from discontinued operations	$—	$10,997

NOTE 6 – INTANGIBLE ASSETS

As of November 30, 2018, and August 31, 2018, the balance of intangible assets are as follows;

	November 30,	August 31,
	2018	2018
Patent	$500,000	$500,000
Intellectual property: Aura	—	200,000
Intellectual property: Kryptokiosk	72,000	72,000
Total cost	572,000	772,000
Accumulated amortization	(159,600)	(131,000)
Intangible asset, net	$412,400	$641,000

Amortization expenses for three months ended November 30, 2018, and 2017, was $28,600 and $36,912, respectively.

On November 10, 2018, the Company sold the $200,000 intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the three months ended November 30, 2018, there are no such related party transactions.

During the three month ended November 30, 2018 and 2017, $66,484 was paid to four related parties and $6,300 was paid to two related parties as salaries and wages, respectively. Among the $66,484, $28,984 was paid to two executives and two former directors of the Company, and $37,500 was paid to two related parties in the form of stock compensation.

NOTE 8 – EQUITY

Effective as of June 6, 2018, AB International Group Corporation amended its Articles of Incorporation to increase its authorized common stock to One Billion (1,000,000,000) shares, par value $0.001 per share.

During the three months ended November 30, 2018, the following 40,600,000 common shares were returned to the Company due to the termination of the Investor Agreement to acquire 51% ownership of iCrowdU Inc:

•	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration.

•	20,200,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,200,000 to Ian Wright for employment as Chief Operational Officer, and 200,000 to Eichbaum Financial Reporting Services Inc. for consulting fees.

As of November 30, 2018 and August 31, 2018, 106,725,000 and 147,325,000 issued and outstanding shares of common stock were held by approximately 525 and 32 shareholders of record, respectively.

NOTE 9 – INCOME TAXES

As of November 30, 2018, the Company had no net operating loss carry forwards. Due to the change in control during the year, the Company determined there are no loss carry forward amounts.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the three months ended November 30, 2018. The Company’s financial statements for the three months ended November 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

Components of net deferred tax assets, including a valuation allowance, are as follows at August 31, 2018 and 2017:

	Period Ended
	November 30,	August 31,
	2018	2018
Deferred tax asset attributable to:
Net operating loss carry over	$41,990	$149,948
Less: valuation allowance	(41,990)	(149,948)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $41,990 as of November 30, 2018 and $149,948 as of August 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2018 and August 31, 2018.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2018 and August 31, 2018:

	2018		2017
Federal statutory tax rate	(21%	)	35%
Change in valuation allowance	21%		0%
Effective tax rate	0%		35%

NOTE 10 – CONCENTRATION RISK

100% and 55% of revenue was generated from one customer during the three month period ended November 30, 2018 and 2017, respectively.

100% of account receivables was due from one customer as of November 30, 2018 and August 31, 2018.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

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

On March 10, 2018, we acquired intellectual property from Aura Blocks Ltd. for $200,000. On March 19, 2018, we entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have terms or either two or three years. Under the Consulting Agreements the Consultants will provide services to us in Hong Kong and China related to blockchain technology and krypto kiosks. In consideration for the services provided by the Consultants, we have issued the Consultants a total of 1,100,000 shares of our common stock. On November 10, 2018, the Company sold this intellectual property from Aura Blocks Limited to China IPTV Industry Park Holdings Ltd. for $80,000.

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copy right for $768,000 and paid $153,600 of the total balance. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and will generate revenues from showing the movie online, in theaters, and on TV outside the mainland Chinaonce this movie is completed in 2019. This movie will also be included in the video library for the Company’s VideoMix app.

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

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2018 was $72,240, compared with $40,832 for the three months ended November 30, 2017.

Our cost of revenues was $43,448 for the three months ended November 30, 2018, as compared with $33,166 for the same period ended November 30, 2017.

We had gross profit of $30,792 for the three months ended November 30, 2018, as compared with gross profit of $7,666 for the same period ended November 30, 2017.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.

Operating Expenses

Operating expenses increased to $139,346 for the three months ended November 30, 2018 from $37,758 for the three months ended November 30, 2017.

Our operating expenses for the three months ended November 30, 2018 consisted of general and administrative expenses of $72,862 and related party salary and wages of $66,484. In contrast, our operating expenses for the same period ended November 30, 2017 consisted of general and administrative expenses of $31,458 and related party salary and wages of $6,300.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Other Expenses

On November 10, 2018, the Company sold the $200,000 worth of intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000. We thus had other expenses of $120,000 for the three months ended November 30, 2018. We had no other expenses for the same period ended November 30, 2017.

Income from Discontinued Operations

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

The following table shows the results of operations of mobile application and copyright for three months ended November 30, 2018 and 2017 which are included in the gain from discontinued operations:

	Three months Ended
	November 30,
	2018	2017
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—	27,011
Gain from discontinued operations	$—	$10,997

Net (Loss) Income

We incurred a net loss in the amount of $228,554 for the three months ended November 30, 2018, as compared with net income of $38,105 for the same period ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, we had $575,369 in current assets consisting of cash, accounts receivable, and prepaid expenses. Our total current liabilities as of November 30, 2018 were $140,116. As a result, we have working capital of $435,253 as of November 30, 2018.

Operating activities used $199,500 in cash for the three months ended November 30, 2018, as compared with $58,270 in cash provided for the same period ended November 30, 2017. Our negative operating cash flow in 2018 was mainly the result of our net loss of $228,554 from continuing operations and changes in prepaid expenses of $153,600, offset mainly by the gain on the sale of intangible assets of $120,000. Our negative operating cash flow in 2017 was mainly the result of our change in our accounts payable and accrued liabilities of $122,366 and the gain on the sale of intangible assets of $57,200, offset mainly by our net income of $38,105.

Investing activities provided $80,000 in cash for the three months ended November 30, 2018, as compared with $253,000 provided for the same period ended November 30, 2017. Our positive investing cash flow for both periods was the result of a gain on the sale of intangible assets.

We had no significant financing activities for either the three months ended November 30, 2018 or the comparable period ended 2017.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of November 30, 2018, there were no off balance sheet arrangements.

Going Concern

The Company had an accumulated deficit of $1,275,939 as of November 30, 2018 and net loss of $228,554 and net cash used in operations of $199,500 for the three months ended November 30, 2018. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 10, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By: /s/ Chiyuan Deng Chief Executive Officer, Principal Executive Officer, and Director January 22, 2019

By: /s/ Linqing Ye Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director January 22, 2019

