Form 10-Q
period 2019-02-28
AB INTERNATIONAL GROUP CORP.
filed 2019-04-12
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2019

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,100,000 common shares as of April 11, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of February 28, 2019 (unaudited) and August 31, 2018;
F-2	Condensed Statements of Operations for the three and six months ended February 28, 2019 and 2018 (unaudited);
F-3	Condensed Statements of Shareholders’ Equity for the three months ended November 30, 2018 and six months ended February 28, 2019.
F-4	Condensed Statements of Cash Flows for the six months ended February 28, 2019 and 2018 (unaudited); and
F-5	Notes to Condensed Financial Statements (unaudited).

These interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP CORP.

CONDENSED BALANCE SHEETS

	February 28,	August 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$202,041	$210,202
Accounts receivable	36,707	9,600
Prepaid expenses	678,353	333,867
Total Current Assets	917,102	553,669
Intangible assets, net	383,800	641,000
Other assets	3,533	—
TOTAL ASSETS	$1,304,434	$1,194,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$83,734	$88,577
Due to shareholder	2,037	2,037
Tax payable	55,347	55,347
Total Current Liabilities	141,118	145,961

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 146,800,000 and 147,325,000 shares issued and outstanding, as of February 28, 2019 and August 31, 2018, respectively	146,800	147,325
Common stock subscribed - related party; 10,000,000 common shares, $.001 par value	—	—
Subscription receivable - related party	—	—
Additional paid-in capital	3,849,043	2,866,868
Retained earnings (deficit)	(1,426,110)	(1,047,386)
Unearned shareholders' compensation	(1,406,416)	(918,100)
Total Stockholders’ Equity	1,163,317	1,048,707
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,304,434	$1,194,669

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	February, 28		February, 28
	2019	2018	2019	2018

Revenue	$78,207	$65,280	$152,447	$106,112
Cost of revenue	40,360	38,056	80,208	71,222
Gross Profit	37,847	27,224	65,039	34,890

OPERATING EXPENSES
General and administrative expenses	126,458	177,839	216,928	209,297
Related party salary and wages	61,560	10,400	114,036	16,700
Total Operating Expenses	188,018	188,239	330,964	225,997

OTHER INCOME (EXPENSES)
Gain/(loss) on sale of intangible assets	—	—	(120,000)	—
Total other income (expenses)	—	—	(120,000)	—

LOSS FROM CONTINUED OPERATIONS
Income Tax Provision	—	—	—	—
Net loss from continuing operations	(150,171)	(161,015)	(385,925)	(191,107)

Discontinued operations, net of tax benefits
Net income from discontinued operations	—	27,011	—	38,008
Gain on sale of intangible assets	—		—	57,200
INCOME FROM DISCONTINUED OPERATIONS	—	27,011	—	95,208

NET INCOME (LOSS)	$(150,171)	$(134,004)	$(385,925)	$(95,899)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$-0.00	$-0.01	$-0.00	$-0.01
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$—	$0.00	$—	$0.00

NET INCOME PER SHARE: BASIC AND DILUTED	$-0.00	$-0.00	$-0.00	$-0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	127,264,167	30,550,000	116,937,845	30,097,514

The accompanying notes are an integral part of these condensed, unaudited financial statements

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707

Common shares issued to officers for services	—	—	—		37,500	37,500
Common shares returned for cancelled acquisition of iCrowdU Inc.	(40,600,000)	(40,600)	—		30,600	(10,000)
Net loss				(228,554)		(228,554)
Balance - November 30, 2018	106,725,000	106,725	2,866,868	(1,275,939)	(850,000)	847,654

Common shares issued for cash at $0.02 per share	18,000,000	18,000	342,000			360,000
Common shares issued to officers for services	20,100,000	20,100	582,900		(556,416)	46,584
Common shares issued to consultants for services	1,975,000	1,975	57,275		—	59,250
Net loss				(150,171)	—	(150,171)
Balance - February 28, 2019	146,800,000	$146,800	$3,849,043	$(1,426,110)	$(1,406,416)	$1,163,317

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February, 28
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(378,725)	$(95,899)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	143,334	20,000
Amortization of intangible asset	57,200	61,912
Loss/(gain) on sales of intangible assets	120,000	(57,200)
Changes in operating assets and liabilities:	—
Accounts receivable	(27,107)	38,400
Prepaid expenses	(354,486)	(70,000)
Rent security deposit	(3,533)	—
Accounts payable and accrued liabilities	15,124	(136,398)
Accrued payroll	(19,968)	(2,500)
Net cash used in operating activities	(448,161)	(241,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	80,000	253,000
Net cash provided by investing activities	80,000	253,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	360,000	—
Due to shareholder	—	74
Net cash provided by financing activities	360,000	74

Net increase (decrease) in cash and cash equivalents	(8,161)	74
Cash and cash equivalents - beginning of the quarter	210,202	147,164
Cash and cash equivalents - end of the quarter	$202,041	$147,238

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activity:
Common shares returned for cancelled acquisition of iCrowdU	$(10,000)	$—
Prepaid expense reversed for cancelled acquisition of iCrowdU	$10,000	$—
Issuance of common stock for services	$143,334	$180,000

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2019

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

We are in the process of using the underlying Technology to create a smartphone video mix app and social video sharing platform. We are developing this new apps for use with iOS and Android smartphones and we expect to launch the app in 2019. We expect that this new app will transform the way users create and share art talent and fun. The app is expected to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together.” Similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. Today, TikTok is a short video sharing platform. Our Videomix app, yet to be released, is expected to be used as a verb for “enhancing videos synthesis production,” but also as a brand that represents talent, trendiness, youthfulness and funniness.

To better meet our users’ demands for higher quality selfies, we are also planning to launch the Patent (Mobile communication equipment video synthesis production and distribution system) License Program. The program markets our Technology to big brand smartphones makers to highlight our patent apps integrate proprietary video synthesis production and distribution system processing algorithms and specialized video processors, which generate high-quality selfies duet video synthesis. We have been in discussion with these smartphone makers about our initiatives and selling points in an effort to increase sales. Revenue from this program are expected to be generated by license fees for each smartphone with this video synthesis production and distribution system function.

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

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copy right for $768,000 and paid $153,600 of the total balance. In December of 2018, another payment of $153,662 was made. The remaining balance to Aura Blocks Limited is $460,738. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and is expected to generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in 2019. This movie will also be included in the video library for the Company’s VideoMix app.

In December of 2018, we started developing a performance matching platform (Fan Dou He Pai) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Fan Dou He Pai” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31. The financial statements have been prepared on a condensed basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended February 28, 2019.

Basis of Consolidation

The financial statements have been prepared on a condensed basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the six months period ended February 28, 2019.

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

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the six months ended February 28, 2019 and 2018, and no write-off for bad debt were recorded for the six months ended February 28, 2019, and 2018.

Prepaid Expenses

Prepaid expenses primarily consist of consulting fees that have been paid in advance, installments to acquire a movie copy right, payments to software development companies to develop the VideoMix mobile app and the Performance Matching Platform (Fan Dou He Pai) and its related WeChat official account. The prepaid balances are amortized when the related expense is incurred.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 28, 2019, there was unrecognized tax benefits. Please see Notes 8 for details.

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

No potentially dilutive debt or equity instruments were issued or outstanding as of February 28, 2019 and August 31, 2018.

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company had an accumulated deficit of $1,426,110 as of February 28, 2019 and net loss of $150,171 and net cash used in operations of $448,161 for the six months ended February 28, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – PREPAID EXPENSES

On June 1, 2018, the Company entered into an agreement with an outside phone apps designer. A smartphone apps was designed and its ownership belongs to the Company. Its main use is smartphone video synthesis and sharing. The first payment paid to designer was $307,200. As of February 28, 2019, the app was under development and expected to launch later in 2019.

On September 5, 2018, the Company acquired a movie copy right from Aura Blocks Limited. The total of the first two payments was $307,262, which was two fifths of the total purchase price of $768,000.

In December of 2018, the Company started developing a Performance Matching Platform and its related WeChat Official account. The first payment paid to the developer was $50,944.

Prepaid expense as of February 28, 2019 includes $307,200 payment to the designer to develop the VideoMix phone app, $50.944 payment to design the performance matching platform and its related WeChat Official Account, $307,206 payment to acquire the movie copy right, $11,667 prepaid consulting fees net of amortization, and $1,280 prepayment to Anyone Picture for obtaining performer users on the Performance Matching Platform.

NOTE 5 – DISCONTINUED OPERATIONS

On November 16, 2017, the Company sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party for $253,000 cash.

The sales of intangible assets qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Condensed Statements of Operations to present this revenue and expenses from these intangible assets in discontinued operations.

The following table shows the results of operations of mobile application and copyright for six months ended February 28, 2019and 2017 which are included in the gain from discontinued operations:

	Six months ended
	February 28,
	2019	2018
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—
Gain from discontinued operations	$—	$38,008

NOTE 6 – INTANGIBLE ASSETS

As of February 28, 2019, and August 31, 2018, the balance of intangible assets are as follows;

	February 28, 2019	August 31, 2018
Patent	$500,000	$500,000
Intellectual property: Aura	—	200,000
Intellectual property: Kryptokiosk	72,000	72,000
Total cost	572,000	772,000
Accumulated amortization	(188,200)	(131,000)
Intangible asset, net	$383,800	$641,000

Amortization expenses for six months ended February 28, 2019 and 2018, was $57,200 and $61,912, respectively.

On November 10, 2018, the Company sold the $200,000 intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the six months ended February 28, 2018, a shareholder paid an invoice of $74 on behalf of the Company. During the six months ended February 28, 2019, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the six month ended February 28, 2019 and 2018 are $30,208 and $21,222, respectively.

In December, 2018, the Company appointed Brandy Gao as Chief Financial Officer and issued 100,000 shares as compensation. In February 2019, the Company appointed Linqing Ye as Chief Operational Officer and Lijun Yu as Chief Marketing Officer, and issued 10.000,000 shares to each of them as compensation.

$114,036 was paid to five related parties and $16,700 was paid to two related parties as salaries and wages during the six months ended February 28, 2019 and 2018, respectively. Among the $114,036, $29,952 was paid to an executive for cash salaries, and $84,084 was paid to five executives in the form of stock compensation.

NOTE 8 – EQUITY

Effective as of June 6, 2018, AB International Group Corporation amended its Articles of Incorporation to increase its authorized common stock to One Billion (1,000,000,000) shares, par value $0.001 per share.

During the six months ended February 28, 2019, the following 40,600,000 common shares were returned to the Company due to the termination of the Investor Agreement to acquire 51% ownership of iCrowdU Inc:

•	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration.

•	20,200,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,200,000 to Ian Wright for employment as Chief Operational Officer, and 200,000 to Eichbaum Financial Reporting Services Inc. for consulting fees.

The Company issued the following common shares during six months ended February 28, 2019:

•	1,975,000 shares for consulting services of $59,250 to two third-party consultants.

•	18,000,000 common shares, for proceeds of $360,000 to five unrelated parties.

•	20,100,000 shares for services of officers: 10,000,000 issued to Linqing Ye for employment as Chief Operational Officer, 10,000,000 issued to Lijun Yu for employment as Chief Marketing Officer, 100,000 to Brandy Gao for employment as Chief Financial Officer,

As of February 28, 2019 and August 31, 2018, 146,800,000 and 147,325,000 issued and outstanding shares of common stock were held by approximately 504 and 32 shareholders of record, respectively.

NOTE 9 – INCOME TAXES

As of February 28, 2019, the Company had no net operating loss carry forwards. Due to the change in control during the year, the Company determined there are no loss carry forward amounts.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act. The Company’s financial statements for the six months ended February 28, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

Components of net deferred tax assets, including a valuation allowance, are as follows as of February 28, 2019 and August 31, 2018:

	February 28, 2019	August 31, 2018
Deferred tax asset attributable to:
Net operating loss carry over	$217,468	$149,948
Less: valuation allowance	(217,468)	(149,948)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $217,468 as of February 28, 2019 and $149,948 as of August 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2019 and August 31, 2018.

Reconciliation between the statutory rate and the effective tax rate is as follows at February 28, 2019 and August 31, 2018:

	2019	2018
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

NOTE 10 – CONCENTRATION RISK

99% and 68% of revenue was generated from one customer during the six months ended February 28, 2019 and 2018, respectively.

96% and 100% of account receivables was due from one customer as of February 28, 2019 and August 31, 2018, respectively

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are in the process of using the underlying Technology to create a smartphone video mix app and social video sharing platform. We are developing this new apps for use with iOS and Android smartphones and we expect to launch the app in 2019. We expect that this new app will transform the way users create and share art talent and fun. The app is expected to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together.” Similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. Today, TikTok is a short video sharing platform. Our Videomix app, yet to be released, is expected to be used as a verb for “enhancing videos synthesis production,” but also as a brand that represents talent, trendiness, youthfulness and funniness.

To better meet our users’ demands for higher quality selfies, we are also planning to launch the Patent (Mobile communication equipment video synthesis production and distribution system) License Program. The program markets our Technology to big brand smartphones makers to highlight our patent apps integrate proprietary video synthesis production and distribution system processing algorithms and specialized video processors, which generate high-quality selfies duet video synthesis. We have been in discussion with these smartphone makers about our initiatives and selling points in an effort to increase sales. Revenue from this program are expected to be generated by license fees for each smartphone with this video synthesis production and distribution system function.

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

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copy right for $768,000 and paid $153,600 of the total balance. In December of 2018, another payment of $153,662 was made. The remaining balance to Aura Blocks Limited is $460,738. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and is expected to generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in 2019. This movie will also be included in the video library for the Company’s VideoMix app.

In December of 2018, we started developing a performance matching platform (Fan Dou He Pai) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Fan Dou He Pai” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform.

Results of Operations

Revenues

Our total revenue reported for the three months ended February 28, 2019 was $78,207, compared with $65,280 for the three months ended February 28, 2018. Our total revenue reported for the six months ended February 28, 2019 was $152,447, compared with $106,112 for the six months ended February 28, 2018. The increase in revenue for the three and six months ended February 28, 2019 over the same periods ended 2018 is attributable to increased revenue from sublicensing the VideoMix patent to Anyone Pictures Limited and the new revenue stream of performance matching service fees generated from the Fan Dou He Pai Wechat Official account.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful

Our cost of revenues was $40,360 for the three months ended February 28, 2019, as compared with $38,056 for the same period ended February 28, 2018. Our cost of revenues was $80,208 for the six months ended February 28, 2019, as compared with $71,222 for the same period ended February 28, 2018.

As a result, we had gross profit of $37,847 for the three months ended February 28, 2019, as compared with gross profit of $27,224 for the same period ended February 28, 2018. We had gross profit of $72,239 for the six months ended February 28, 2019, as compared with gross profit of $34,890 for the same period ended February 28, 2018.

We had a gross profit margin of 48% and 47% for the three and six month ended February 28, 2019, respectively, an increase from 42% and 33% over the same periods ended 2018, respectively. The reason for the increase in our gross profit margin in 2019 over 2018 is attributable to revenue from the Wechat Official account for the Fan Dou He Pai performance matching platform that started generating revenue in February, 2019.

Operating Expenses

Operating expenses decreased to $188,018 for the three months ended February 28, 2019 from $188,239 for the three months ended February 28, 2018. Operating expenses increased to $330,964 for the six months ended February 28, 2019 from $225,997 for the six months ended February 28, 2018.

Our operating expenses for the six months ended February 28, 2019 consisted of general and administrative expenses of $216,928 and related party salary and wages of $114,036. In contrast, our operating expenses for the same period ended February 28, 2018 consisted of general and administrative expenses of $209,297 and related party salary and wages of $16,700. The detail by major category is reflected in the table below.

	Six Months Ended February 28,
	2019	2018

General and Administrative Expenses	216,928	209,297

Related Party Salary and Wages	114,036	16,700

Total Operating Expense	$330,964	$225,997

The main reason for the increase in operating expenses is attributable to compensation for executives.

Our related party salary and wages increased by $97,336 as a result of $84,084 stock compensation expense to five executives during six months ended February 28, 2019 whereas $0 during six months ended February 28, 2018.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Other Expenses

On November 10, 2018, the Company sold the $200,000 intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000. We recorded this as other expenses in the amount of $120,000 for the six month ended February 29, 2019, which we did not experience in any other period presented.

Income from Discontinued Operations

On November 16, 2017, the Company sold the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party for $253,000 cash.

The sales of intangible assets qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Condensed Statements of Operations to present this revenue and expenses from these intangible assets in discontinued operations.

The following table shows the results of operations of mobile application and copyright for six months ended February 28, 2019 and 2018 which are included in the gain from discontinued operations:

	Six months ended
	February 28,
	2019	2018
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—
Gain from discontinued operations	$—	$38,008

Net (Loss) Income

We incurred a net loss in the amount of $150,171 for the three months ended February 28, 2019, as compared with a net loss of $134,004 for the same period ended February 28, 2018. We incurred a net loss in the amount of $378,725 for the six months ended February 28, 2019, as compared with a net loss of $95,899 for the same period ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, we had $917,102 in current assets consisting of cash, accounts receivable, and prepaid expenses. Our total current liabilities as of February 28, 2019 were $141,118. As a result, we have working capital of $775,984 as of February 28, 2019.

Operating activities used $448,161 in cash for the six months ended February 28, 2019, as compared with $241,685 in cash provided for the same period ended February 28, 2018. Our negative operating cash flow in 2019 was mainly the result of our net loss of $378,725 and changes in prepaid expenses of $354,486, offset mainly executive salaries and consultant fees paid in stock of $143,334. Our negative operating cash flow in 2018 was mainly the result of our change in our accounts payable and accrued liabilities of $136,398, our net loss of $95,899 and the gain on the sale of intangible assets of $57,200, offset mainly amortization of intangible assets of $61,912.

Investing activities provided $80,000 in cash for the six months ended February 28, 2019, as compared with $253,000 provided for the same period ended February 28, 2018. Our positive investing cash flow for both periods was the result of a gain on the sale of intangible assets.

Financing activities provided $360,000 from the sale of common stock for the six months ended February 2019, as compared with $0 provided in financing activities for the same period ended February 28, 2018.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of February 28, 2019, there were no off balance sheet arrangements.

Going Concern

The Company had an accumulated deficit of $1,426,110 as of February 28, 2019 and net loss of $378,725 and net cash used in operations of $448,161 for the six months ended February 28, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 10, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following common shares during six months ended February 28, 2019:

▪	1,975,000 shares for consulting services of $59,250 to two third-party consultants.
▪	18,000,000 common shares, for proceeds of $360,000 to five unrelated parties.
▪	20,100,000 shares for services of officers: 10,000,000 issued to Linqing Ye for employment as Chief Operational Officer, 10,000,000 issued to Lijun Yu for employment as Chief Marketing Officer, 100,000 to Brandy Gao for employment as Chief Financial Officer,

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
April 12, 2019

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 12, 2019

