Form 10-Q
period 2019-05-31
AB INTERNATIONAL GROUP CORP.
filed 2019-07-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55979

AB International Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	37-1740351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1st Floor, Union Industrial Building, 116 Wai Yip Street Kwun Tong, Kowloon, Hong Kong
(Address of principal executive offices)

(852) 2622-2891
(Registrant’s telephone number)
16th Floor, Rich Towes, 2 Blenheim Avenue Tsim Sha Tsui, Kowloon, Hong Kong
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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,822,016 common shares as of July 10, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of May 31, 2019 (unaudited) and August 31, 2018;
F-2	Condensed Statements of Operations for the three and nine months ended May 31, 2019 and 2018 (unaudited);
F-3	Condensed Statements of Shareholders’ Equity for the three months ended November 30, 2018, six months ended February 28, 2019, and nine months ended May 31, 2019
F-4	Condensed Statements of Cash Flows for the nine months ended May 31, 2019 and 2018 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2019	2018
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$416,081	$210,202
Accounts receivable	35,300	9,600
Related party receivable	44,834	—
Prepaid expenses	779,229	333,867
Total Current Assets	1,275,444	553,669

Construction in progress	58,688	—
Intangible assets, net	450,680	641,000
Other assets	14,541	—
TOTAL ASSETS	$1,799,353	$1,194,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$97,121	$88,577
Due to shareholder	2,037	2,037
Tax payable	55,347	55,347
Total Current Liabilities	154,505	145,961

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 177,100,000 and 147,325,000 shares issued and outstanding, as of May 31, 2019 and August 31, 2018, respectively	177,100	147,325
Additional paid-in capital	4,457,743	2,866,868
Retained earnings (deficit)	(1,646,829)	(1,047,386)
Unearned shareholders' compensation	(1,343,166)	(918,100
Total Stockholders’ Equity	1,644,848	1,048,707
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,799,353	$1,194,669

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2019	2018	2019	2018

Revenue	$120,227	$71,040	$272,674	$177,152
Cost of revenue	44,452	41,608	124,660	112,830
Gross Profit	75,774	29,432	148,013	64,322

OPERATING EXPENSES
General and administrative expenses	233,281	477,033	363,211	706,330
Related party salary and wages	63,250	10,600	264,334	27,300
Total Operating Expenses	296,531	487,633	627,545	733,630

OTHER INCOME (EXPENSES)
Loss on sale of intangible assets	—	—	(120,000)	—
Interest income	38	—	88	—
Total other income (expenses)	38	—	(119,912)	—

LOSS FROM CONTINUED OPERATIONS
Income Tax Provision	—	—	—	—
Net loss from continuing operations	(220,719)	(458,201)	(599,444)	(669,308)

Discontinued operations, net of tax benefits
Net income from discontinued operations	—	—	—	38,008
Gain/(loss) on sale of intangible assets	—	—	—	7,280
INCOME FROM DISCONTINUED OPERATIONS	—	—	—	45,288

NET INCOME (LOSS)	$(220,719)	$(458,201)	$(599,444)	$(624,020)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$—	$0.00	$—	$0.00

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	159,491,304	71,391,848	151,076,923	44,013,553

The accompanying notes are an integral part of these condensed, unaudited financial statements

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707

Common shares issued to officers for services	—	—	—	—	37,500	37,500
Common shares returned for cancelled acquisition of iCrowdU Inc.	(40,600,000)	(40,600)	—	—	30,600	(10,000)
Net loss	—	—	—	(228,554)	—	(228,554)
Balance - November 30, 2018	106,725,000	106,725	2,866,868	(1,275,939)	(850,000)	847,654

Common shares issued for cash at $0.02 per share	18,000,000	18,000	342,000	—	—	360,000
Common shares issued to officers for services	20,100,000	20,100	582,900	—	(556,416)	46,584
Common shares issued to consultants for services	1,975,000	1,975	57,275	—	—	59,250
Net loss				(150,171)	—	(150,171)
Balance - February 28, 2019	146,800,000	$146,800	$3,849,043	$(1,426,110)	$(1,406,416)	$1,163,317

Common shares issued for cash at $0.02 per share	27,000,000	27,000	513,000	—	—	540,000
Common shares issued to officers for services	—	—	—	—	63,250	63,250
Common shares issued to consultants for services	3,300,000	3,300	95,700	—	—	99,000
Net loss	—	—	—	(220,719)	—	(220,719)
Balance - May 31,2019	177,100,000	177,100	4,457,743	(1,646,829)	(1,343,166)	1,644,847.64

The accompanying notes are an integral part of these audited financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May, 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(599,444)	$(624,020)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	305,584	237,000
Amortization of intangible asset	89,904	89,312
Loss/(gain) on sales of intangible assets	120,000	(7,280)
Changes in operating assets and liabilities:
Accounts receivable	(25,700)	14,720
Related party receivable	(44,834)	—
Prepaid expenses	(455,362)	15,000
Rent security deposit	(14,541)	—
Accounts payable and accrued liabilities	95,080	(118,653)
Accrued payroll	(86,536)	(2,500)
Net cash used in operating activities	(615,849)	(396,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment	—	(280,000)
Purchases of intangible asset	—	(200,000)
Sales of intangible asset	80,000	253,000
Renovation of an office and an offline display store	(58,688)	—
Acquisition of intangible asset	(99,584)	—
Net cash provided by investing activities	(78,272)	(227,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from previous shareholder	—	—
Proceeds from common stock issuances	900,000	1,156,500
Due to shareholder	—	74
Net cash provided by financing activities	900,000	1,156,574

Net increase (decrease) in cash and cash equivalents	205,879	533,153
Cash and cash equivalents - beginning of the quarter	210,202	147,164
Cash and cash equivalents - end of the quarter	$416,081	$680,317

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Activities:
Common shares returned for cancelled acquisition of iCrowdU	$(10,000)	$—
Prepaid expense reversed for cancelled acquisition of iCrowdU	$10,000	$—
Issuance of common stock for services	$305,584	$237,000
Issuance of common stock for acquisition of Intangible asset	$—	$72,000
Common shares issued for acquisition of investment	$—	$2,000

The accompanying notes are an integral part of these condensed, unaudited financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2019

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

We are in the process of using the underlying Technology to create a smartphone video mix app and social video sharing platform. We are developing this new apps for use with iOS and Android smartphones and we expect to launch the app in the end of July 2019. We expect that this new app will transform the way users create and share art talent and fun. The app is expected to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together.” Similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. Today, TikTok is a short video sharing platform. Our Videomix app, yet to be released, is expected to be used as a verb for “enhancing videos synthesis production,” but also as a brand that represents talent, trendiness, youthfulness and funniness.

To better meet our users’ demands for higher quality selfies, we are also planning to launch the Patent (Mobile communication equipment video synthesis production and distribution system) License Program on the end of August 2019. The program markets our Technology to big brand smartphones makers to highlight our patent apps integrate proprietary video synthesis production and distribution system processing algorithms and specialized video processors, which generate high-quality selfies duet video synthesis. We have been in discussion with these smartphone makers about our initiatives and selling points in an effort to increase sales. Revenue from this program are expected to be generated by license fees for each smartphone with this video synthesis production and distribution system function.

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

On March 10, 2018, we acquired intellectual property from Aura Blocks Ltd. for $200,000. On March 19, 2018, we entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have terms or either two or three years. Under the Consulting Agreements the Consultants will provide services to us in Hong Kong and China related to blockchain technology and krypto kiosks. In consideration for the services provided by the Consultants, we have issued the Consultants a total of 1,100,000 shares of our common stock.On November 10, 2018, the Company sold this intellectual property from Aura Blocks Limited to China IPTV Industry Park Holdings Ltd. for $80,000.

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

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copy right for $768,000. The Company has paid $460,862 as of May 31, 2019. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and is expected to generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in the end of December 2019. This movie will also be included in the video library for the Company’s VideoMix app.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31. The financial statements have been prepared on a consolidated basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended May 31, 2019.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the nine months period ended May 31, 2019.

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

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the nine months ended May 31, 2019 and 2018, and no write-off for bad debt were recorded for the nine months ended May 31, 2019, and 2018.

Prepaid Expenses

Prepaid expenses primarily consist of consulting fees that have been paid in advance, installments to acquire a movie copy right, payments to software development companies to develop the VideoMix mobile app, and a prepayment to the Company’s financial adviser. The prepaid balances are amortized when the related expense is incurred.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2019, there was unrecognized tax benefits. Please see Notes 8 for details.

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

No potentially dilutive debt or equity instruments were issued or outstanding as of May 31, 2019 and August 31, 2018.

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company had an accumulated deficit of $1,646,829 as of May 31, 2019 and net loss of $599,444 and net cash used in operations of $615,849 for the nine months ended May 31, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 –PREPAID EXPENSES

On June 1, 2018, the Company entered into an agreement with an outside phone apps designer to develop a VideoMix smartphone app for video synthesis and sharing. The first payment of $307,200 to the app designer was recorded as prepaid expense. As of May 31, 2019, the Company has completed the VideoMix development and entered into testing procedures.

On September 5, 2018, the Company acquired a movie copy right from Aura Blocks Limited at a purchase price of $768,000. The Company has paid $460,862 as of May 31, 2019.

Prepaid expense as of May 31, 2019 includes $307,200 payment to the designer to develop the VideoMix phone app, $460,862 payment to acquire the movie copy right, $9,167 prepaid consulting fees net of amortization, and $2,000 prepayment of financial advisor fee.

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

The following table shows the results of operations of mobile application and copyright for nine months ended May 31, 2019 and 2018 which are included in the gain from discontinued operations:

	Nine months ended
	May 31,
	2019	2018
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—	—
Gain from discontinued operations	$—	$38,008

NOTE 6 – CONSTRUCTION IN PROGRESS

Construction in progress relates to renovation and upgrade of an office and an offline display store. The Company has paid $58,688 to the construction company as of May 31, 2019. This renovation is expected to be completed in July, 2019.

NOTE 7 – INTANGIBLE ASSETS

As of May 31, 2019, and August 31, 2018, the balance of intangible assets are as follows;

	May 31, 2019	August 31, 2018
Patent	$500,000	$500,000
Intellectual property: Aura	—	200,000
Intellectual property: Kryptokiosk	72,000	72,000
Wechat official account	99,584	—
Total cost	671,584	772,000
Accumulated amortization	(220,904)	(131,000)
Intangible asset, net	$450,680	$641,000

Amortization expenses for nine months ended May 31, 2019 and 2018 was $89,904 and $89,312, respectively.

On November 10, 2018, the Company sold the $200,000 intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the nine months ended May 31, 2018, a shareholder paid an invoice of $74 on behalf of the Company. During the nine months ended May 31, 2019, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the nine-month ended May 31, 2019 and 2018 are $45,568 and $35,430, respectively.

In December, 2018, the Company appointed Brandy Gao as Chief Financial Officer and issued 100,000 shares as compensation. In February 2019, the Company appointed Linqing Yeas Chief Operational Officer and Lijun Yu as Chief Marketing Officer, and issued 10,000,000 shares to each of them as compensation. During the nine months ended May 31, 2019, $264,334 was paid to five executives in the form of stock-based compensation.

As of May 31, 2019, the company has $44,834 related party receivable from Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng. Youall Perform Services Ltd collected revenue from the performance matching platform (Fan Dou He Pai) on behalf of the Company.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $16,512 for a security deposit of $11,008 and the first month’s rent of $5,504.

NOTE 9– EQUITY

Effective as of June 6, 2018, AB International Group Corporation amended its Articles of Incorporation to increase its authorized common stock to One Billion (1,000,000,000) shares, par value $0.001 per share.

During the nine months ended May 31, 2019, the following 40,600,000 common shares were returned to the Company due to the termination of the Investor Agreement to acquire 51% ownership of iCrowdU Inc:

•	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration.

•	20,200,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,200,000 to Ian Wright for employment as Chief Operational Officer, and 200,000 to Eichbaum Financial Reporting Services Inc. for consulting fees.

The Company issued the following common shares during nine months ended May 31, 2019:

•	1,975,000 shares for consulting services of $59,250 to two third-party consultants.

•	18,000,000 common shares to five unrelated parties for proceeds of $360,000.

•	20,100,000 shares for services of officers: 10,000,000 issued to Linqing Ye for employment as Chief Operational Officer, 10,000,000 issued to Lijun Yu for employment as Chief Marketing Officer, 100,000 to Brandy Gao for employment as Chief Financial Officer.

•	3,300,000 common shares for consulting services of $99,000 to nine third-party consultants.

•	27,000,000 common shares to one related party, the Chief Executive Officer Chiyuan Deng, and two unrelated parties, Kangdi Liu and Bonus Media Investment Limited, for proceeds of $540,000.

As of May 31, 2019 and August 31, 2018, 177,100,000 and 147,325,000 issued and outstanding shares of common stock were held by approximately 512 and 32 shareholders of record, respectively.

NOTE 10– INCOME TAXES

As of May 31, 2019, the Company had no net operating loss carry forwards. Due to the change in control during the year, the Company determined there are no loss carry forward amounts.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act. The Company’s financial statements for the nine months ended May 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

Components of net deferred tax assets, including a valuation allowance, are as follows as of May 31, 2019 and August 31, 2018:

	May 31, 2019	August 31, 2018
Deferred tax asset attributable to:
Net operating loss carry over	$263,819	$149,948
Less: valuation allowance	(263,819)	(149,948)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $263,819 as of May 31, 2019 and $149,948 as of August 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2019 and August 31, 2018.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2019 and August 31, 2018:

	2019	2018
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

NOTE 11 – CONCENTRATION RISK

64% and 100% of revenue was generated from one customer during the nine months ended May 31, 2019 and 2018, respectively.

100% of account receivables was due from one customer as of May 31, 2019 and August 31, 2018.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises and a display store under non-cancelable operating lease agreements with an option to renew the lease. The rental expense for the nine months ended May 31, 2019 and 2018 was $12,569 and $0, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $256,435 as of May 31, 2019, of which $56,397 was within one year.

Future lease commitments

2019	$56,397
2020	$87,245
2021	$87,245
2020	$25,549
Total	$256,435

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2019 to the date these financial statements were issued.

On June 17, 2019, we conducted a one for fifty reverse stock split of our outstanding common stock. Prior to approval of the reverse split we had a total of 177,100,000 issued and outstanding shares of common stock, par value $0.001. On the effective date of the reverse split, we have a total of to 3,542,000 issued and outstanding shares of common stock, par value $0.001.

During July of 2019, the Company obtained a new round of financing for $2.5 million. As of July 15, 2019, the Company has received the full amount of $2.5 million financing.

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

We are in the process of using the underlying Technology to create a smartphone video mix app and social video sharing platform. We are developing this new apps for use with iOS and Android smartphones and we expect to launch the app in the end of July, 2019 . We expect that this new app will transform the way users create and share art talent and fun. The app is expected to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together.” Similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. Today, TikTok is a short video sharing platform. Our Videomix app, yet to be released, is expected to be used as a verb for “enhancing videos synthesis production,” but also as a brand that represents talent, trendiness, youthfulness and funniness.

To better meet our users’ demands for higher quality selfies, we are also planning to launch the Patent  (Mobile communication equipment video synthesis production and distribution system) License Program on the end of August 2019. The program markets our Technology to big brand smartphones makers to highlight our patent apps integrate proprietary video synthesis production and distribution system processing algorithms and specialized video processors, which generate high-quality selfies duet video synthesis. We have been in discussion with these smartphone makers about our initiatives and selling points in an effort to increase sales. Revenue from this program are expected to be generated by license fees for each smartphone with this video synthesis production and distribution system function.

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

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from

Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this quartery report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination.

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

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copy right for $768,000 and paid $153,600 of the total balance. In December of 2018, another payment of $153,662 was made. The remaining balance to Aura Blocks Limited is $460,738. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and is expected to generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in the end of December 2019 . This movie will also be included in the video library for the Company’s VideoMix app.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended May 31, 2019 was $120,227, compared with $71,040 for the three months ended May 31, 2018. Our total revenue reported for the nine months ended May 31, 2019 was $272,674, compared with $177,152 for the nine months ended May 31, 2018. The increase in revenue for the three and nine months ended May 31, 2019 over the same periods ended 2018 is attributable to increased revenue from sublicensing the VideoMix patent to Anyone Pictures Limited and the new revenue stream of performance matching service fees generated from the Fan Dou He Pai Wechat Official account.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful

Our cost of revenues was $44,452 for the three months ended May 31, 2019, as compared with $41,608 for the same period ended May 31, 2018. Our cost of revenues was $124,660 for the nine months ended May 31, 2019, as compared with $112,830 for the same period ended May 31, 2018.

As a result, we had gross profit of $75,774 for the three months ended May 31, 2019, as compared with gross profit of $29,432 for the same period ended May 31, 2018. We had gross profit of $148,013 for the nine months ended May 31, 2019, as compared with gross profit of $64,322 for the same period ended May 31, 2018.

We had a gross profit margin of 63% and 54% for the three and nine month ended May 31, 2019, respectively, an increase from 41% and 36% over the same periods ended 2018, respectively. The reason for the increase in our gross profit margin in 2019 over 2018 is attributable to revenue from the Wechat Official account for the Fan Dou He Pai performance matching platform that started generating revenue in February, 2019.

Operating Expenses

Operating expenses decreased to $296,531 for the three months ended May 31, 2019 from $487,633 for the three months ended May 31, 2018. Operating expenses decreased to $627,545 for the nine months ended May 31, 2019 from $733,630 for the nine months ended May 31, 2018.

Our operating expenses for the nine months ended May 31, 2019 consisted of general and administrative expenses of $363,211 and related party salary and wages of $264,334. In contrast, our operating expenses for the same period ended May 31, 2018 consisted of general and administrative expenses of $706,330 and related party salary and wages of $27,300. The detail by major category is reflected in the table below.

	Nine Months Ended May 31,
	2019	2018

General and Administrative Expenses	363,211	706,300

Related Party Salary and Wages	264,334	27,300

Total Operating Expense	$627,545	$733,630

The main reason for the decrease in operating expenses is attributable to reduced consultancy fees of discontinued business.

Our related party salary and wages increased by $237,034 mainly as a result of $147,334 in stock compensation expense to five executives during nine months ended May 31, 2019 whereas $0 during nine months ended May 31, 2018.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Other Expenses

On November 10, 2018, the Company sold the $200,000 intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000. We recorded this as other expenses in the amount of $120,000 for the nine month ended May 31, 2019, which we did not experience in any other period presented.

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

The following table shows the results of operations of mobile application and copyright for nine months ended May 31, 2019 and 2018 which are included in the gain from discontinued operations:

	Three Months Ended
	May 31,
	2019	2018
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—	—
Gain from discontinued operations	$—	$38,008

Net (Loss) Income

We incurred a net loss in the amount of $220,719 for the three months ended May 31, 2019, as compared with a net loss of $458,201 for the same period ended May 31, 2018. We incurred a net loss in the amount of $599,444 for the nine months ended May 31, 2019, as compared with a net loss of $624,020 for the same period ended May 31, 2018.

Liquidity and Capital Resources

As of May 31, 2019, we had $1,275,444 in current assets consisting of cash, accounts receivable, related party receivable and prepaid expenses. Our total current liabilities as of May 31, 2019 were $154,505. As a result, we have working capital of $1,120,939 as of May 31, 2019.

Operating activities used $615,849 in cash for the nine months ended May 31, 2019, as compared with $396,421 in cash provided for the same period ended May 31, 2018. Our negative operating cash flow in 2019 was mainly the result of our net loss of $599,444 and changes in prepaid expenses of $455,362, offset mainly executive salaries and consultant fees paid in stock of $305,584. Our negative operating cash flow in 2018 was mainly the result of our net loss of $624,020, change in our accounts payable and accrued liabilities of $118,653, offset mainly amortization of intangible assets of $237,000.

Investing activities used $78,272 in cash for the nine months ended May 31, 2019, as compared with $227,000 used for the same period ended May 31, 2018. Our negative investing cash flow for May 31, 2019 was the result of $58,688 in office and display store renovations and $99,584 in the acquisition of intangible assets, offset by $80,000 in the sale of intangible assets. Our negative investing cash flow for May 31, 2018 was the result of $280,000 in investment purchases and $200,000 in intangible assets.

Financing activities provided $900,000 from the sale of common stock for the nine months ended May 31, 2019, as compared with $1,156,574 provided from the sale of common stock in financing activities for the same period ended May 31, 2018.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of May 31, 2019, there were no off balance sheet arrangements.

Going Concern

The Company had an accumulated deficit of $1,646,829 as of May 31, 2019 and net loss of $599,444 and net cash used in operations of $615,849 for the nine months ended May 31, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 10, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following common shares during nine months ended May 31, 2019:

▪	39,500 shares for consulting services of $59,250 to two third-party consultants.
▪	360,000 common shares to five unrelated parties for proceeds of $360,000.
▪	402,000 shares for services of officers: 200,000 issued to Linqing Ye for employment as Chief Operational Officer, 200,000 issued to Lijun Yu for employment as Chief Marketing Officer, 2,000 to Brandy Gao for employment as Chief Financial Officer.
▪	66,000 common shares for consulting services of $99,000 to nine third-party consultants.
▪	540,000 common shares to one related party, the Chief Executive Officer Chiyuan Deng, and two unrelated parties, Kangdi Liu and Bonus Media Investment Limited, for proceeds of $540,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
July 15, 2019

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
July 15, 2019

