Form 10-Q/A
period 2019-05-31
AB INTERNATIONAL GROUP CORP.
filed 2019-07-16
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,822,016 common shares as of July 10, 2019

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended May 31, 2019, filed with the U.S. Securities and Exchange Commission on July 15, 2019 and includes the correct certification exhibits missing in the original filing.

No Other changes have been made to the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, and does not modify or amend the

Form 10-Q except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
July 16, 2019

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
July 16, 2019

4