Form 10-K
period 2019-08-31
AB INTERNATIONAL GROUP CORP.
filed 2019-10-22
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55979

AB International Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	37-1740351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1st Floor, Union Industrial Building, 116 Wai Yip Street Kwun Tong, Kowloon, Hong Kong	_______
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (852) 2622-2891
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,369,280

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,822,016 common shares issued and outstanding as October 18, 2019.

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

On September 5, 2018, the Company entered into an agreement with Aura Blocks Limited to acquire a movie copyright for $768,000. The remaining balance to Aura Blocks Limited is $153,600 as of August 31, 2019. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and is expected to generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in the end of December 2019. This movie will also be included in the video library for the Company’s VideoMix app.

In December of 2018, we started developing a performance matching platform and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform.

In June, 2019, the Company completed the development of a video mix APP for social video sharing via iOS and Android smartphones. This app was originally planned to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together” as similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. However, the Company decided to focus on the “Ai Bian Quan Qiu” platform as its main business and thus sold the video mix APP to Anyone Pictures Limited, which holds 242,980 common shares of the Company, for $422,400 with a gain of $59,792 in August of 2019.

In August of 2019, the Company entered into a one-year loan agreement to lend $1,047,040 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited, for producing films and digital videos in Hong Kong. The term of note receivable is from August 1, 2019 to July 31, 2020. The Company expects to have similar short term note receivables for the next few years.

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

Risks Associated With Doing Business in Hong Kong

Political consideration of Hong Kong

As Hong Kong is a special administrative region of the PRC, the PRC may, by its political and economic policies, exert influence on the foregoing aspects of Hong Kong. The PRC economy features a high degree of government involvement. In recent years, the PRC Government has implemented various measures to guide the allocation of resources so as to narrow the gaps between economic developments in different regions in the country. We cannot foresee or give any assurance that the PRC Government will not in the near future adopt policies that will adversely affect the political, legal and economic conditions of Hong Kong which may in turn materially affect our business.

Costs of conducting business in Hong Kong

The costs of doing business in Hong Kong is high as compared to its surrounding regions. We rent our office space in Hong Kong. The majority of our workforce is also based in Hong Kong. In view of the high rental price and high labour cost in Hong Kong, our company needs to exercise careful control over our expenditures in these areas. Should we fail to control our costs, the financial performance of our Company may be adversely affected.

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

As of the date of this filing, Chiyuan Deng owns 2,020,400 shares of our common stock representing 42% of our company and Jiali Deng owns 400,000 shares of our common stock representing 8% of our company. Father and son own a combined 50% of the company. As a result of their equity ownership interest, voting power and the contractual rights described above, they currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to us, which could adversely affect the market price of our securities.

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
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  period to period fluctuations in our financial results.

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

Item 2. Properties

We do not own or rent any real estate or other properties. Our headquarters is located at 1st Floor, Union Industrial Building, 116 Wai Yip Street Kwun Tong, Kowloon, Hong Kong. The rental expense for the year ended August 31, 2019 and 2018 was $34,381 and $19,456 respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $229,120 as of August 31, 2019, of which $87,245 was within one year.

There is a total cost of $165,760 due to the construction company on our property, including $146,752 for renovation of the office and the store and $19,008 related to office furniture and appliances the construction company purchased on behalf of the Company. As of August 31, 2019, the Company has paid $161,088 to the construction company with a remaining unpaid balance of $4,672 recorded in other payable. As the renovation is completed as of August 31, 2019, the Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. The leasehold improvement is depreciated over 3 years which equal the terms of the operating lease for renting an office.

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

Fiscal Year Ending August 31, 2019
Quarter Ended	High $	Low $
August 31, 2019 (after 1 for 50 split)	10.00	6.00
May 31, 2019	0.135	0.07
February 28, 2019	0.10	0.025
November 30, 2018	0.20	0.0601

Fiscal Year Ending August 31, 2018
Quarter Ended	High $	Low $
August 31, 2018	0.80	0.16
May 31, 2018	6.70	0.80
February 28, 2018	10.50	6.00
November 30, 2017	6.00	6.00

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

Holders of Our Common Stock

As of October 14, 2019, we had 4,822,016 shares of our common stock issued and outstanding, held by approximately 513 shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

During the year ended August 31, 2019, we issued common shares, as follows:

On February 8, 2019, we entered into a six year Employment Agreement with LijunYu to serve as Chief Marketing Officer. We agreed to issue to Miss Yu 200,000 shares of common stock upon execution.

On February 8, 2019, we entered into a six year Employment Agreement with Linqing Ye to serve as Chief Operating Officer. We agreed to issue to Mr. Ye 200,000 shares of common stock upon execution.

On March 1, 2019, we issued 2,000 shares to a company controlled by Dennis Chung as compensation for his service as Chief Technology Officer.

On March 25, 2019, we issued 2,000 shares to Brandy Gao pursuant to her retention as Chief Financial Officer.

We issued 680,000 shares for proceeds of $680,000 to nine unrelated investors.

We issued 39,500 shares issued for consulting services of $59,250 to two third-party consultants during Q1, 2019 and 66,000 common shares for consulting services of $99,000 to nine third-party consultants during Q3, 2019.

We issued 1,220,000 common shares issued at $2 per share to five unrelated parties, including 100,000 to All In One Media Limited, 60,000 to KangDi Liu, 130,000 to Anyone Pictures Limited, 165,000 to StarEastNet, and 165,000 to Baoyu Chen, for total proceeds of $2,440,000.

We issued 280,000 common shares to the Chief Executive Officer Chiyuan Deng with 280,000 issued in Q3, 2019 and 600,000 shares issued in Q4, 2019 after the 50:1 reverse stock split for total cash proceeds of $1,200,000.

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

Results of operations for the years ended August 31, 2019 and 2018

Revenues

We generated $433,567 in revenues from continued operations during the year ended August 31, 2019, as compared with $250,112 in revenues from continued operations for the same period ended August 31, 2018. Forty-five percent and 100% of revenue was generated from one customer during the years ended August 31, 2019 and 2018, respectively.

Our cost of revenues was $174,533 for the year ended August 31, 2019, as compared with $150,022 for the same period ended August 31, 2018.

We had gross profit of $259,034 for the year ended August 31, 2019, as compared with a gross profit of $100,090 for the year ended August 31, 2018.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.

Operating Expenses

We incurred operating expenses in the amount of $702,088 for the year ended August 31, 2019, compared with operating expenses of $977,328 for the year ended August 31, 2018. Our operating expenses for the year ended August 31, 2019 mainly consisted of general and administrative expenses of $525,109, and related party - salaries and wages of $176,979. Our operating expenses for the year ended August 31, 2018 mainly consisted of general and administrative expenses of $897,587, and related party - salaries and wages of $79,741.

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

The following table shows the results of operations of mobile application and copyright for year ended August 31, 2019 and 2018 which are included in the gain from discontinued operations:

	Years ended
	August 31,
	2019	2018
Revenue	$—	$49,920
Cost of revenue	—	11,912
Income Tax Provision	—	—
Gain from discontinued operations	$—	$38,008

Net (Loss) Income

We incurred a net loss in the amount of $404,635 for the year ended August 31, 2019, as compared with a net loss of $1,111,950 for the year ended August 31, 2018.

Liquidity and Capital Resources

As of August 31, 2019, we had $3,992,779 in current assets consisting of cash, prepaid expenses, accounts receivable, related party receivable, note receivable, interest receivable and receivable on asset disposal. Our total current liabilities as of August 31, 2019 were $345,122. As a result, we have working capital of $3,647,657 as of August 31, 2019.

Operating activities used $811,102 in cash for the year ended August 31, 2019, as compared with $866,887 in cash provided for the year ended August 31, 2018. Our negative operating cash flow in 2019 was mainly the result of a change in asset disposal of $1,280,000 and our net loss of $404,635 from continuing operations. Our negative operating cash flow in 2018 was mainly the result of our net loss of $1,157,238 from continuing operations.

Investing activities used $1,234,350 in cash for the year ended August 31, 2019, as compared with $227,000 used for the year ended August 31, 2018. Our negative investing cash flow for the year ended August 31, 2019 is mainly the result of a note receivable in the amount of $1,047,040. Our negative investing cash flow for the year ended August 31, 2018 is the result of our purchase of intangible assets for our cryptocurrency business and our investment in iCrowdU, offset by the sale of the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party.

Financing activities provided $3,400,000 in cash for the year ended August 31, 2019, as compared with $1,156,924 for the year ended August 31, 2018. Our positive operating cash flow for both periods was mainly proceeds from the sale of our common stock.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of August 31, 2019, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 – the date on which the Tax Cuts and Jobs Act was signed into law. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07: “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not currently expect the adoption of the amendment to have a material impact on its consolidated financial position and results of operations.

In July 2018, the FSAB issued ASU 2018-10 ASC Topic 842: “Codification Improvements to Leases” The amendments are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for EGC for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company is evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of August 31, 2019 and 2018;
F-3	Consolidated Statements of Operations for the years ended August 31, 2019 and 2018;
F-4	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2019 and 2018;
F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2019 and 2018;
F-6	Notes to Consolidated Financial Statements

Yu Certified Public Accountant PC

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
AB International Group Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB International Group Corp (the “Company”) as of August 31, 2019, and 2018, and the related consolidated statements of operations, statements of changes in stockholders’ equity and consolidated statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of AB International Group Corp as of August 31, 2019, and 2018, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor since 2017.

New York, New York

October 21, 2019

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Tel: 646-430-5761

Email: Info@yucpa.net

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	As of August 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$1,564,750	$210,202
Prepaid expenses	21,970	333,867
Accounts receivable	35,300	9,600
Related party receivable	34,994	—
Note receivable	1,047,040	—
Interest receivable	8,725	—
Receivable on asset disposal	1,280,000	—
Total Current Assets	3,992,779	553,669

Fixed assets, net	20,124	—
Leasehold improvement, net	134,523	—
Intangible assets, net	413,793	641,000
Other assets	15,027	—
TOTAL ASSETS	$4,576,246	$1,194,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$116,664	$88,577
Due to shareholder	2,037	2,037
Tax payable	64,564	55,347
Other payable	161,856	—
Total Current Liabilities	345,122	145,961

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 4,822,016 and 147,325,000 shares issued and outstanding, as of August 31, 2019 and August 31, 2018, respectively	4,822	147,325
Additional paid-in capital	6,520,980	2,866,868
Retained earnings (deficit)	(1,452,020)	(1,047,386)
Unearned shareholders' compensation	(842,657)	(918,100)
Total Stockholders’ Equity	4,231,125	1,048,707
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,576,246	$1,194,669

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	August, 31
	2019	2018

Revenue	$433,567	$250,112
Cost of revenue	174,533	150,022
Gross Profit	259,034	100,090

OPERATING EXPENSES
General and administrative expenses	525,109	897,587
Related party salary and wages	176,979	79,741
Total Operating Expenses	702,088	977,328

OTHER INCOME (EXPENSES)
Gain on sale of intangible assets	29,330	—
Interest income	9,089
Impairment of investment in iCrowdU	—	(280,000)
Total other income (expenses)	38,419	(280,000)

LOSS FROM CONTINUED OPERATIONS
Income Tax Provision	—	—
Net loss from continuing operations	(404,635)	(1,157,238)

Discontinued operations, net of tax benefits
Net income from discontinued operations	—	38,008
Gain/(loss) on sale of intangible assets	—	7,280
INCOME FROM DISCONTINUED OPERATIONS	—	45,288

NET INCOME (LOSS)	$(404,635)	$(1,111,950)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.11)	$(1.00)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$0.00	$0.04

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.11)	$(0.96)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,767,041	1,162,792

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders’ Compensation	Total Equity

Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707

Common shares issued to officers for services	20,100,000	20,100	96,480	—	2,219	118,799
Common shares issued to consultants for services	5,275,000	5,275	30,354	—	—	35,629
Common shares returned for cancelled acquisition of iCrowdU Inc.	(40,600,000)	(40,600)	—	—	30,600	(10,000)
Common shares issued for cash at $0.02 per share	48,000,000	48,000	912,000	—	—	960,000
Balance before the reverse split	180,100,000	180,100	3,905,702	(1,047,386)	(885,281)	2,153,136
Reverse stock split	(176,497,984)	(176,498)	176,498	—	—	—
Balance after the reverse split - June 5, 2019	3,602,016	3,602	4,082,200	(1,047,386)	(885,281)	2,153,136

Common shares issued for cash at $2 per share	1,220,000	1,220	2,438,780	—	—	2,440,000
Common shares issued to officers for services	—	—	—	—	42,623	42,623
Net loss	—	—	—	(404,635)	—	(404,635)
Balance - August 31, 2019	4,822,016	$4,822	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	August, 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(404,635)	$(1,157,238)
Net income from discontinued operations, net of tax benefit	—	45,288
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	197,052	196,250
Depreciation of tangible asset	13,079	—
Amortization of intangible asset	126,791	106,000
Loss/(gain) on sales of intangible assets	120,000	(7,280)
Impairment of investment in iCrowdU	—	280,000
Changes in operating assets and liabilities:
Accounts receivable	(25,700)	(59,520)
Receivable on asset disposal	(1,280,000)	—
Interest receivable	(8,725)	—
Related party receivable	(34,994)	—
Prepaid expenses	301,897	(288,032)
Rent security & electricity deposit	(15,027)	—
Accounts payable and accrued liabilities	140,223	(80,087)
Accrued payroll	(112,136)	(2,500)
Tax payable	9,217	—
Other payable	161,856	—
Change in assets (liabilities) from discontinued operations	—	100,232
Net cash used in operating activities	(811,102)	(866,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	80,000	253,000
Note receivable	(1,047,040)	—
Investment in iCrowdU	—	(280,000)
Renovation of an office and an offline display store	(167,726)	—
Development of intangible asset	(99,584)	(200,000)
Net cash used in / (provided by) investing activities	(1,234,350)	(227,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder	—	424
Proceeds from common stock issuances	3,400,000	1,156,500
Net cash provided by financing activities	3,400,000	1,156,924

Net increase (decrease) in cash and cash equivalents	1,354,549	63,037
Cash and cash equivalents - beginning of the year	210,202	147,164
Cash and cash equivalents - end of the year	$1,564,750	$210,201

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Activities:
Common shares returned for cancelled acquisition of iCrowdU	$(10,000)	$—
Prepaid expense reversed for cancelled acquisition of iCrowdU	$10,000	$—
Common shares issued for acquisition of investment	$—	$10,000
Issuance of common stock for acquisition of intangible asset	$—	$72,000
Stock reverse split (50:1)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

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

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October, 2018, the term of this sublicensing agreement was renewed and extended until October 31, 2019.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This app was already existing and licensed at the time we acquired the Technology.

On March 10, 2018, we acquired intellectual property for $200,000 from All In One Media Ltd, previously named as Aura Blocks Ltd. On March 19, 2018, we entered into consulting agreements (the “Consulting Agreements”) with four consultants (the “Consultants”). The Consulting Agreements have terms or either two or three years. Under the Consulting Agreements the Consultants will provide services to us in Hong Kong and China related to blockchain technology and krypto kiosks. In consideration for the services provided by the Consultants, we have issued the Consultants a total of 1,100,000 shares of our common stock. On November 10, 2018, the Company sold this intellectual property to China IPTV Industry Park Holdings Ltd. for $80,000.

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

On September 5, 2018, the Company entered into an agreement to acquire a movie copyright for $768,000 from All In One Media Ltd, which holds 200,000 common shares of the Company as of August 31, 2019 and is previously named as Aura Blocks Limited. The remaining balance to Aura Blocks Limited is $153,600 as of August 31, 2019. The Company has obtained the exclusive permanent broadcasting right outside the mainland China and is expected to generate revenues from showing the movie online, in theaters, and on TV outside the mainland China once this movie is completed in June, 2019. In August of 2019, the Company sold this movie copyright to China IPTV Industry Park Holding Ltd for $857,600 with a gain of $89,538.

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform.

In June, 2019, the Company completed the development of a video mix APP for social video sharing via iOS and Android smartphones. This app was originally planned to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together” as similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. However, the Company decided to focus on the “Ai Bian Quan Qiu” platform as its main business and thus sold the video mix APP to Anyone Pictures Limited, which holds 242,980 common shares of the Company, for $422,400 with a gain of $59,792 in August of 2019.

In August of 2019, the Company entered into a one-year loan agreement to lend $1,047,040 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited, for producing films and digital videos in Hong Kong. The term of note receivable is from August 1, 2019 to July 31, 2020. The Company expects to have similar short term note receivables for the next few years.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is August 31. The financial statements have been prepared on a consolidated basis, with their fully owned subsidiary App Board Limited. No intercompany balances or transactions exist during the period ended August 31, 2019.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the year period ended August 31, 2019.

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

Accounts Receivable

Accounts receivable consist of amounts due from promotional services provided. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the year ended August 31, 2019 and 2018, and no write-off for bad debt were recorded for the year ended August 31, 2019, and 2018.

Prepaid Expenses

Prepaid expenses primarily consist of consulting fees that have been paid in advance and prepayments of financial adviser fee, OTC market annual fee, and website and domain fee. The prepaid balances are amortized when the related expense is incurred.

Note Receivable

Note receivable is a one-year note bearing annual interest of 10% with the principal payable annually at the end of the term. Interest is due and payable, at the election of the Company, in cash on the Maturity Date, as applicable, or if the note receivable is prepaid earlier, on such prepayment date. Therefore, interest income is recorded along with interest receivable throughout the note period.

Fixed Asset

Fixed asset consists of furniture Estimated and appliances acquired for the office. The balance is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives listed below:

Estimated Useful Life
Furniture	5 years
Appliances	7 years

Leasehold Improvement

Leasehold improvement is related to the enhancements paid by the Company to leased office and store. Leasehold improvement represents capital expenditures for direct costs of renovation or acquisition and design fees incurred. The amortization of leasehold improvements commences once the renovation is completed and ready for the Company’s intended use. Leasehold improvement is amortized over the lease term of 3 years.

Intangible Assets

Intangible assets are stated at cost and depreciated as follows:

▪	Mobile application product: straight-line method over the estimated life of the asset, which has been determined by management to be 3 years
▪	Movie copyrights: income forecast method for a period not to exceed 10 years
▪	Patent: straight-line method over the term of 5 years based on the patent license agreement

Amortized costs of the intangible asset are recorded as cost of sales, as the intangible asset is directly related to generation of revenues in the Company.

Revenue Recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, applying the modified retrospective method.

In accordance with ASC Topic 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

▪	the contract with a customer;
▪	identify the performance obligations in the contract;
▪	determine the transaction price;
▪	allocate the transaction price to performance obligations in the contract; and
▪	recognize revenue as the performance obligation is satisfied.

The Company does not believe that significant management judgements are involved in revenue recognition, but the amount and timing of the Company’s revenues could be different for any period if management made different judgments or utilized different estimates. Generally, the Company recognizes revenue under ASC Topic 606 for its performance obligation.

The Company generates revenue from sub-licensing a patent and charging a service fee from the “Ai Bian Quan Qiu” platform for actors and commercial events matching.

The sub-licensing revenue is recognized monthly based upon the number of users who download the APP that utilizes the Company’s patent. The monthly royalty the Company charges Anyone Pictures Limited is $12.8 per 1000 APP users. During the year of 2019, both parties agreed to charge the sublicensing fee based upon a fixed number 2,000,000 users.

The “Ai Bian Quan Qiu” platform service revenue is derived principally from providing matching service to merchants who are looking for actors to perform at their advertising events. The Company recognizes revenue upon a matching event is accepted by actors with a service fee of 10% of the actors’ quote for performing at the events. For the service fee revenue from the “Ai Bian Quan Qiu” platform, the Company does not control the specified goods or services before that is transferred to the customers and thus the Company is an agent. Therefore, this service revenue is recognized at a net basis.

Leasing

The Company has operating leases for an office and a store for display with expiration dates through 2022. The Company determines whether an arrangement is or includes an embedded lease at contract inception. Lease expense is recognized on a straight-line basis over the lease term.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2019, there was unrecognized tax benefits. Please see Notes 11 for details.

Value-Added Taxes

The Company generates revenue in People's Republic of China (PRC) via the “Ai Bian Quan Qiu” platform and is subject to a value-added tax at an effective rate of 6%. In accordance with PRC law, the Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable.

For the year ended August 31, 2019, the Company’s revenue generated from the “Ai Bian Quan Qiu” platform is subject to VAT at a rate of 6% and subject to surcharges at a rate of 12% of the VAT payable. The Company did not incur any VAT tax for the year ended August 31, 2018 as the “Ai Bian Quan Qiu” platform did not start generating revenue until February, 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding as of August 31, 2019 and August 31, 2018.

The earnings per share after the reverse stock split is presented retrospectively as if the reverse split had occurred at the very beginning of the business.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 – the date on which the Tax Cuts and Jobs Act was signed into law. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07: “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not currently expect the adoption of the amendment to have a material impact on its consolidated financial position and results of operations.

In July 2018, the FSAB issued ASU 2018-10 ASC Topic 842: “Codification Improvements to Leases” The amendments are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for EGC for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company is evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

NOTE 3 –PREPAID EXPENSES

On June 1, 2018, the Company entered into an agreement with an outside phone apps designer to develop a VideoMix smartphone app for video synthesis and sharing. In June of 2019, the Company completed the VideoMix development and reclassified the previously recognized prepaid expense related to this Videomix development as intangible asset. In August of 2019, the Company sold the video mix APP to Anyone Pictures Limited for $422,400 with a gain of $59,792.

On September 5, 2018, the Company acquired a movie copyright from Aura Blocks Limited at a purchase price of $768,000. As of August 31, 2019, the Company has one remaining payment of $153,600 recorded in other payable. The Company sold this movie copyright to China IPTV Industry Park Holding Ltd for $857,600 with a gain of $89,538.

Prepaid expense as of August 31, 2019 includes $6,667 prepaid consulting fees net of amortization, $3,500 prepayment of financial advisor fee, $11,000 prepayment of OTC market annual fee, and $803 prepaid website and domain fee.

NOTE 4 – RECEIVABLE ON ASSET DISPOSAL

Receivable on Asset Disposal is comprised of $1,280,000 receivable from sales of two intangible assets, a Videomix APP and a movie copyright. The receivable amount from the sales of the movie copyright and the Videomix APP are $857,600 and $422,400, respectively. Refer to NOTE 14 for the subsequent collection of this receivable balance.

NOTE 5 – NOTE RECEIVABLE

Note receivable relates to the one-year loan of $1,280,000 the Company lends to All In One Media Ltd at an annual interest rate of 10%. The loan principal is due at the end of the term on July 31, 2020. The Company has generated an interest income and an interest income receivable of $8,725 for the month of August, 2019.

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

The following table shows the results of operations of mobile application and copyright for year ended August 31, 2019 and 2018 which are included in the gain from discontinued operations:

	Years ended
	August 31,
	2019	2018
Revenue	$—	$49,920
Cost of revenue	—	(11,912)
Income Tax Provision	—	—
Gain from discontinued operations	$—	$38,008

NOTE 7 – LEASEHOLD IMPROVEMENT

Leasehold improvement relates to renovation and upgrade of an office and an offline display store. There is a total cost of $165,760 due to the construction company, including $146,752 for renovation of the office and the store and $19,008 related to office furniture and appliances the construction company purchased on behalf of the Company. As of August 31, 2019, the Company has paid $161,088 to the construction company with a remaining unpaid balance of $4,672 recorded in other payable. As the renovation is completed as of August 31, 2019, the Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. The leasehold improvement is depreciated over 3 years which equal the terms of the operating lease for renting an office.

NOTE 8 – INTANGIBLE ASSETS

As of August 31, 2019, and August 31, 2018, the balance of intangible assets are as follows;

	August 31,
	2019	2018
Patent	$500,000	$500,000
Intellectual property: Aura	—	200,000
Intellectual property: Kryptokiosk	72,000	72,000
Wechat official account	99,584	—
Total cost	671,584	772,000
Accumulated amortization	(257,791)	(131,000)
Intangible asset, net	$413,793	$641,000

Amortization expenses for year ended August 31, 2019 and 2018 was $126,791 and $106,000 respectively.

On November 10, 2018, the Company sold the $200,000 intellectual property from Aura Blocks Limited for $80,000 with a realized loss of $120,000. In August of 2019, the Company sold the movie copyright to China IPTV Industry Park Holding Ltd for $857,600 with a gain of $89,538 and the Videomix APP to Anyone Pictures Limited for $422,400 with a gain of $59,792.

NOTE 9 – OTHER PAYABLE

Other payable primarily consists of the last installment of $153,600 to Aura Blocks Limited for purchasing the movie copyright, $3,584 payable for a cloud hosting service, and $4,672 remaining payment for the office renovation.

NOTE 10– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the year ended August 31, 2018, a shareholder paid an invoice of $74 on behalf of the Company. During the year ended August 31, 2019, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the year ended August 31, 2019 and 2018 are $60,928 and $50,022, respectively.

In December, 2018, the Company appointed Brandy Gao as Chief Financial Officer and issued 100,000 shares as compensation. In February 2019, the Company appointed Linqing Yeas Chief Operational Officer and Lijun Yu as Chief Marketing Officer, and issued 10,000,000 shares to each of them as compensation. During the year ended August 31, 2019, $162,003 was paid to six executives in the form of stock-based compensation and $14,976 cash salary was paid to the Chief Operational Officer.

As of August 31, 2019, the company has $35,348 related party receivable from Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng. Youall Perform Services Ltd collected revenue from the performance matching platform (Ai Bian Quan Qiu) on behalf of the Company.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

NOTE 11– EQUITY

Effective as of June 6, 2018, AB International Group Corporation amended its Articles of Incorporation to increase its authorized common stock to One Billion (1,000,000,000) shares, par value $0.001 per share.

During the year ended August 31, 2019, the following 40,600,000 common shares were returned to the Company due to the termination of the Investor Agreement to acquire 51% ownership of iCrowdU Inc:

▪	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration.

▪	20,200,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,200,000 to Ian Wright for employment as Chief Operational Officer, and 200,000 to Eichbaum Financial Reporting Services Inc. for consulting fees.

In June, 2019, the Company incurred a 50:1 common reverse stock split . Prior to approval of the reverse split the Company had a total of 177,100,000 issued and outstanding shares of common stock, par value $0.001. On the effective date of the reverse split, the Company has a total of 3,602,016 issued and outstanding shares of common stock, par value $0.001.

Upon the Reverse Split becoming effective, the par value per share of common stock will remain unchanged at $0.001 per share. As a result, on the effective date of the Reverse Split, the stated capital on the Company’s balance sheet attributable to our common stock will be reduced proportionally, based on the exchange ratio of the Reverse Split, from its present amount, and the additional paid-in capital account will be credited with the amount by which the stated capital is reduced. The net income or loss and net book value per share of common stock will be increased, because there will be fewer shares of common stock outstanding.

The Company issued the following common shares during year ended August 31, 2019:

▪	1,975,000 shares issued for consulting services of $59,250 to two third-party consultants during Q1, 2019 and 3,300,000 common shares for consulting services of $99,000 to nine third-party consultants during Q3, 2019

▪	20,100,000 shares for services from officers: 10,000,000 issued to Linqing Ye for employment as Chief Operational Officer, 10,000,000 issued to Lijun Yu for employment as Chief Marketing Officer, 100,000 to Brandy Gao for employment as Chief Financial Officer.

▪	18,000,000 common shares issued at $0.02 per share to five unrelated parties for proceeds of $360,000 during Q2, 2019. The five unrelated parties include Anyone Pictures Limited, Kangdi Liu, Lijun Yu, Zestv Features Limited, and All In One Media Limited.

▪	13,000,000 common shares issued at $0.02 per share to three unrelated parties, including 3,000,000 to Kangdi Liu and 10,000,000 Bonus Media Investment Limited during Q3, 2019 for total proceeds of $260,000 during Q3, 2019.

▪	3,000,000 common shares issued at $0.02 per share to an unrelated third party Zestv Features Limited in Q4, 2019 before the 50:1 reverse stock split for a total proceed of $60,000.

▪	20,000,000 common shares to the Chief Executive Officer Chiyuan Deng with 14,000,000 issued at $0.02 per share in Q3, 2019 and 600,000 shares issued at $2 per share in Q4, 2019 after the 50:1 reverse stock split for total cash proceeds of $1,480,000.

▪	620,000 common shares issued at $2 per share after the reverse stock split to five unrelated party, including 100,000 to All In One Media Limited, 60,000 to KangDi Liu, 130,000 to Anyone Pictures Limited, 165,000 to StarEastNet, and 165,000 to Baoyu Chen, for total proceeds of $1,240,000

The Company has 4,822,016 issued and outstanding shares of common stock as of August 31, 2019 and 147,325,000 issued and outstanding shares of common stock as of August 31, 2018, prior to the stock reverse split. These common shares were held by approximately 513 and 32 shareholders of record at August 31, 2019 and 2018, respectively.

NOTE 12– INCOME TAXES

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act. The Company’s financial statements for the year ended August 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

Components of net deferred tax assets, including a valuation allowance, are as follows as of August 31, 2019 and August 31, 2018:

	August 31,
	2019	2018
Deferred tax asset attributable to:
Net operating loss carry over	$201,056	$149,948
Less: valuation allowance	(201,056)	(149,948)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $201,056 as of August 31, 2019 and $149,948 as of August 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2019 and August 31, 2018.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2019 and August 31, 2018:

	2019	2018
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the years ended August 31, 2019 and 2018, the Company and its subsidiary have incurred a loss of ($404,635) and ($1,111,950), respectively. As a result, the Company and its subsidiary did not incur any income tax during the years ended August 31, 2019 and 2018.

NOTE 13 – CONCENTRATION RISK

45% and 100% of revenue was generated from one customer during the year ended August 31, 2019 and 2018, respectively.

100% of account receivables was due from one customer as of August 31, 2019 and August 31, 2018.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises and a display store under non-cancelable operating lease agreements with an option to renew the lease. The rental expense for the year ended August 31, 2019 and 2018 was $34,381 and $19,456 respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $229,120 as of August 31, 2019, of which $87,245 was within one year.

Future lease commitments

FY 2020	$87,245
FY 2021	$87,245
FY 2022	$54,630
Total	$229,120

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2019 to the date these financial statements were issued.

On September 2, 2019, the Company paid off the balance of $153,600 to Aura Blocks Limited to acquire the movie copyright. On September 3, 2019, the Company collected the sales proceeds of $857,600 from selling the movie copyright. On September 24 and October 16, 2019, the Company collected $422,400 from Anyone Pictures Limited for the sales of the Videomix APP. Therefore, $1,280,000 receivable from sales of two intangible assets has been collected.

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited, for producing films and digital videos in Hong Kong. The term of note receivable is from September 4, 2019 to March 3, 2020.

Effective October 17, 2019, the Company has appointed Mr. Ho Fai Lam and Ms. Gigi Ruiyu Guan as members of Board of Directors. As non-employee directors, Mr. Lam and Ms. Guan will be entitled to participate in our Director Compensation Plan. Under Plan, independent directors will receive $1,000 for each meeting of the Board of Directors attended in person and $1,000 for each two meetings of the Board of Directors in which they participate by telephone or video conference. Additionally, they will receive an annual payment of (i) 2,000 shares of the Company’s common stock, par value $0.001, which shall be paid in quarterly grants of 500 shares, and (ii) an option to purchase 2,000 shares of the Company’s common stock, a quarter of which shall vest each quarter. This Plan is based on three-year term of office.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Effective October 18, 2019, we have appointed Mr. Ho Fai Lam and Ms. Ruiyu Guan as members of our Board of Directors.

Ho Fai Lam

From Jan 2014 to present, Mr. Lam is a director of Gay Giano Company Limited, a company holding patent and trademarks in the fashion industry.

Mr. Lam has over 20 years’ experience in treasury management in the banking industry and 10 years of corporate finance experience.

Ruiyu Guan

From May 2014 to present, Ms. Guan has served as Secretary General of Guangdong Jin Shi Gold L.L.C. in China.

There were no arrangements or understandings between Mr. Lam. Ms. Guan and any other persons pursuant to which such they selected as a member of our Board of Directors.

As non-employee directors, Mr. Lam and Ms. Guan will be entitled to participate in our Director Compensation Plan. Under Plan, independent directors will receive $1,000 for each meeting of the Board of Directors attended in person and $1,000 for each two meetings of the Board of Directors in which they participates by telephone or video conference. Additionally, they will receive an annual payment of (i) 2,000 shares of the Company’s common stock, par value $0.001, which shall be paid in quarterly grants of 500 shares, and (ii) an option to purchase 2,000 shares of the Company’s common stock, a quarter of which shall vest each quarter. This Plan is based on three-year term of office.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	56	Chief Executive Officer, Principal Executive Officer and Director
Linqing Ye	40	Chief Operating Officer
Jianli Deng	26	Secretary, Treasurer and Director
Lijun Yu	35	Chief Marketing Officer
Brandy Gao	34	Chief Financial Officer and Chief Accounting Officer
Dennis Chung	55	Chief Technology Officer
Ho Fai Lam	63	Director
Ruiyu Guan	51	Director

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

We have chosen Mr. Ye as the Chief Operating Officer because of his experience in the movie production business.

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

Lijun Yu

Miss Yu, since 2010 to present serves as assistant to supervisor office of Bureau of Panyu Science and Information Technology of Guangzhou where she acts as associated organizer for organized several of business events and conference yearly.

Ms. Yu does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Brandy Gao

Ms. Gao has more than 10 years of professional service experience in a variety of industries including software, media, telecommunications, FinTech, pharmaceuticals, biotech, healthcare, financial services, real estate, manufacturing, and retail. She played leadership roles at PwC and KPMG before starting HG, LLP as a founding partner.

Ms. Gao does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Ho Fai Lam

From Jan 2014 to present, Mr. Lam is a director of Gay Giano Company Limited, a company holding patent and trademarks in the fashion industry.

Mr. Lam has over 20 years’ experience in treasury management in the banking industry and 10 years of corporate finance experience.

Mr. Lam does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Ruiyu Guan

From May 2014 to present, Ms. Guan has served as Secretary General of Guangdong Jin Shi Gold L.L.C. in China.

Ms Guan does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Audit Committee

The Board of Directors has an audit committee to assist the Board of Directors in the execution of its responsibilities. Our audit committee is comprised solely of non-employee, independent directors as defined by NYSE American market listing standards.

The Audit Committee was established in October of 2019 and is comprised of Directors Ruiyu Guan and Ho Fai Lam, and is chaired by Director Lam.

The Audit Committee approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending August 31, 2019, the Audit Committee:

1. Reviewed and discussed the audited financial statements with management, and

2. Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended August 31, 2019 to be included in this Annual Report.

The Board has determined that Mr. Lam of the Audit Committee qualifies as an audit committee financial expert as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2019, there have been no late reports, failures to file or transactions not timely reported, aside from three transactions not timely reported for Mr. Chiyuan Deng, two transactions not timely reported for Mr. Linqing Ye and a late filing by Ms. Lijun Yu.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng PresidentCEO and Director	2019 2018	0 30,000	0 0	100,000 8,333	0 0	0 0	0 0	0 0	100,000 38,333
Linqing Ye COO	2019 2018	14,976 0	0 0	5,639 0	0 0	0 0	0 0	0 0	20,615 0
Jianli Deng Secretary, Treasurer and Director	2019 2018	0 5,000	0 0	50,000 4,167	0 0	0 0	0 0	0 0	50,000 9,167
Lijun Yu Chief Marketing Officer	2019 2018	0 0	0 0	5,369 0	0 0	0 0	0 0	0 0	5,639 0
Brandy Gao CFO	2019 2018	0 0	0 0	435 0	0 0	0 0	0 0	0 0	435 0
Dennis Chung CTO	2019 2018	0 0	0 0	290 0	0 0	0 0	0 0	0 0	290 0

On July 30, 2018, we entered into an employment agreement with Chiyuan Deng to serve as our President. The agreement is for six years and we issued Mr. Deng 400,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

On July 31, 2018, we entered into an employment agreement with Jianli Deng to serve as our Secretary and Treasurer. The agreement is for six years and we issued Mr. Deng 200,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

On February 8, 2019, we entered into a six year Employment Agreement with Miss Yu to serve as Chief Marketing Officer. We agreed to issue to Miss Yu 200,000 shares of common stock upon execution and he is eligible for an annual bonus, paid vacation and health insurance benefits. Upon his death or disability, Miss Yu is entited to $1,000,000 prior to all taxes and other withholdings. Miss Yu is entitled to severance benefits upon certain conditions.

On February 8, 2019, we entered into a six year Employment Agreement with Mr. Linqing Ye to serve as Chief Operating Officer. We agreed to issue to Mr. Ye 200,000 shares of common stock upon execution and he is eligible for an annual bonus, paid vacation and health insurance benefits. Upon his death or disability, Mr. Ye is entited to $1,000,000 prior to all taxes and other withholdings. Mr. Ye is entitled to severance benefits upon certain conditions.

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Chiyuan Deng	-	-	-	-	-	-	-	-	-
Linqing Ye	-	-	-	-	-	-	-	-	-
Jianli Deng	-	-	-	-	-	-	-	-	-
Lijun Yu	-	-	-	-	-	-	-	-	-
Brandy Gao	-	-	-	-	-	-	-	-	-
Dennis Chung	-	-	-	-	-	-	-	-	-

Director Compensation

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 14, 2019 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(2)
Executive Officers & Directors:
Common	Chiyuan Deng(3)	2,020,400 shares	42%
Common	Linqing Ye	320,000 shares	7%
Common	Jianli Deng	400,000 shares	8%
Common	Lijun Yu	306,000 shares	6%
Common	Brandy Gao	2,000 shares	*
Common	Dennis Chung(4)	6,000 shares	*
Total of All Directors and Executive Officers (5 persons):		3,054,400 shares	63%
More Than 5% Beneficial Owners:
None

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 4,822,016 shares of common stock issued and outstanding as of October 14, 2019.

(3)	Includes 1,620,400 shares held in his name and 400,000 shares held in ROYTOR & CO FBO ACCOUNT 080001540003, which Mr. Deng is the account’s beneficial owner.

(4)	Shares are held by Upgrade Property Agency Ltd., which Mr. Chung is the beneficial owner.

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

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the year ended August 31, 2019 and 2018 are $60,928 and $50,022, respectively.

In December, 2018, the Company appointed Brandy Gao as Chief Financial Officer and issued 100,000 shares as compensation. In February 2019, the Company appointed Linqing Yeas Chief Operational Officer and Lijun Yu as Chief Marketing Officer, and issued 10,000,000 shares to each of them as compensation. During the year ended August 31, 2019, $210,584 was paid to five executives in the form of stock-based compensation and $$14,976 cash salary was paid to the Chief Operational Officer.

As of August 31, 2019, the company has $35,348 related party receivable from Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng. Youall Perform Services Ltd collected revenue from the performance matching platform (Ai Bian Quan Qiu) on behalf of the Company.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$49,500	$0	$0	$0
2018	$37,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (previously filed October 10, 2014 with Form S-1 Registration Statement)
3.2	Bylaws (previously filed October 10, 2014 with Form S-1 Registration Statement)
3.3	Certificate of Amendment (previously filed June 7, 2017 8-K)
10.1	Patent License Agreement (previously filed June 6, 2017 8-K)
10.2	Employment Agreement with Chiyuan Deng (previously filed August 7, 2018 8-K)
10.3	Employment Agreement with Jianli Deng (previously filed August 7, 2018 8-K)
10.4	Agreement for Termination and Release (previously filed November 1, 2018 8-K)
14.1	Corporate Code of Business Conduct and Ethics
14.2	Financial Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB International Group Corp.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
October 22, 2019

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
October 22, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
October 22, 2019

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
October 22, 2019

