Form 10-Q
period 2019-11-30
AB INTERNATIONAL GROUP CORP.
filed 2020-01-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2019

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,822,016 common shares as of January 13, 2020

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of November 30, 2019 (unaudited) and August 31, 2019;
F-2	Condensed Consolidated Statements of Operations for the three months ended November 30, 2019 and 2018 (unaudited);
F-3	Condensed Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2019 and 2018 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2019 and 2018 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2019	August 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,284,821	$1,564,750
Prepaid expenses	12,775	21,971
Accounts receivable	60,900	35,300
Related party receivable	22,115	34,994
Note receivable	2,096,640	1,047,040
Interest receivable	34,965	8,725
Receivable on asset disposal	—	1,280,000
Total Current Assets	3,512,216	3,992,779

Fixed assets, net	19,195	20,124
Leasehold improvement, net	122,294	134,523
Intangible assets, net	376,894	413,793
Long-term prepayment	428,800	—
Other assets	15,027	15,027
TOTAL ASSETS	$4,474,427	$4,576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$105,083	$116,664
Convertible note and derivative liability	86,831	—
Due to shareholder	2,037	2,037
Tax payable	66,050	64,564
Other payable	4,032	161,856
Total Current Liabilities	264,033	345,122

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 4,822,016 and 147,325,000 shares issued and outstanding, as of November 30, 2019 and November 30, 2018, respectively	4,822	4,822
Additional paid-in capital	6,520,980	6,520,980
Retained earnings (deficit)	(1,515,375)	(1,452,020)
Unearned shareholders' compensation	(800,034)	(842,657)
Total Stockholders’ Equity	4,210,394	4,231,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,474,427	$4,576,246

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 30,
	2019	2018

Revenue	$156,405	$74,240
Cost of revenue	52,046	43,448
Gross Profit	104,358	30,792

OPERATING EXPENSES
General and administrative expenses	155,743	101,846
Related party salary and wages	46,373	37,500
Total Operating Expenses	202,117	139,346

OTHER INCOME (EXPENSES)
Gain on sale of intangible assets	—	(120,000)
Interest income	52,488	—
Loss on change in fair value	(18,084)	—
Total other income (expenses)	34,404	(120,000)

LOSS FROM CONTINUED OPERATIONS
Income Tax Provision	—	—
Net loss from continuing operations	(63,354)	(228,554)

NET INCOME (LOSS)	$(63,354)	$(228,554)

NET INCOME (LOSS) FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.11)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.11)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,822,000	2,134,500

The accompanying notes are an integral part of these financial statements

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707
Common shares issued to officers for services	—	—	—	—	37,500	37,500
Common shares issued for services	(40,600,000)	(40,600)	—	—	30,600	(10,000)
Net loss				(228,554)	—	(228,554)
Balance - November 30, 2018	106,725,000	$106,725	$2,866,868	$(1,275,940)	$(850,000)	$847,653

Balance - August 31, 2019	4,822,016	$4,822	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125
Common shares issued to officers for services	—	—	—	—	42,623	42,623
Net loss	—	—	—	(63,354)	—	(63,354)
Balance - November 30, 2019	4,822,016	$4,822	$6,520,980	$(1,515,375)	$(800,034)	$4,210,394

The accompanying notes are an integral part of these financial statements

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(63,354)	$(228,554)
Net income from discontinued operations, net of tax benefit	—	—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	42,623	37,500
Depreciation of tangible asset	13,158	—
Amortization of intangible asset	36,899	28,600
Loss/(gain) on sales of intangible assets	—	120,000
Impairment of investment in iCrowdU	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,600)	(100)
Receivable on asset disposal	1,280,000	—
Interest receivable	(26,240)	—
Related party receivable	12,878	—
Prepaid expenses	9,196	(151,100)
Rent security & electricity deposit	—	—
Long-term prepayment	(428,800)	—
Accounts payable and accrued liabilities	(11,582)	(5,846)
Accrued payroll	86,831	—
Convertible note and embedded derivative liability	—	—
Tax payable	1,486	—
Other payable	(157,824)	—
Change in assets (liabilities) from discontinued operations	—
Net cash used in operating activities	769,671	(199,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	—	80,000
Note receivable	(1,049,600)	—
Investment in iCrowdU	—	—
Renovation of an office and an offline display store	—	—
Development of intangible asset	—	—
Net cash used in / (provided by) investing activities	(1,049,600)	80,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder	—	—
Proceeds from common stock issuances	—	—
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(279,929)	(199,500)
Cash and cash equivalents - beginning of the quarter	1,564,750	210,202
Cash and cash equivalents - end of the quarter	$1,284,821	$90,702

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Activities:
Common shares returned for cancelled acquisition of iCrowdU	$—	$(10,000)
Prepaid expense reversed for cancelled acquisition of iCrowdU	$—	$10,000

The accompanying notes are an integral part of these financial statements

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

(Unaudited)

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

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable is from September 4, 2019 to March 3, 2020. The Company expects to have similar short term note receivables for the next few years.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the period ended November 30, 2019 and 2018.

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

Accounts Receivable

Accounts receivable consist of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the three months ended November 30, 2019 and 2018, and no write-off for bad debt were recorded for the three months ended November 30, 2019 and 2018.

Prepaid Expenses

Prepaid expenses primarily consist of consulting fees that have been paid in advance and prepayments of OTC market annual fee and website domain fee. The prepaid balances are amortized when the related expense is incurred.

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

Fixed Asset

Fixed asset consists of furniture and appliances acquired for the office. The balance is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives listed below:

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

Intangible Assets

Intangible assets are stated at cost and depreciated as follows:

●	Mobile application product: straight-line method over the estimated life of the asset, which has been determined by management to be 3 years
●	Movie copyrights: income forecast method for a period not to exceed 10 years
●	Patent: straight-line method over the term of 5 years based on the patent license agreement

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

In accordance with ASC Topic 606, revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with ASC Topic 815, “Derivatives and Hedging” (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company's liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above. Changes in fair value are recognized in the period incurred as either gains or losses.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2019, there was unrecognized tax benefits. Please see Notes 12 for details.

Value-Added Taxes

The Company generates revenue in People's Republic of China (PRC) via the “Ai Bian Quan Qiu” platform and is subject to a value-added tax at an effective rate of 6%. In accordance with PRC law, the Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable.

For the three months ended November 30, 2019, the Company’s revenue generated from the “Ai Bian Quan Qiu” platform is subject to VAT at a rate of 6% and subject to surcharges at a rate of 12% of the VAT payable. The Company did not incur any VAT tax for the three months ended November 30, 2018 as the “Ai Bian Quan Qiu” platform did not start generating revenue until February, 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding as of November 30, 2019 and August 31, 2019.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expense as of November 30, 2019 includes $4,167 prepaid consulting fees, $8,000 prepayment of OTC market annual fee, and $608 prepaid website and domain fee.

NOTE 4 – NOTE RECEIVABLE

Note receivable relates to two loan agreements entered with All In One Media, previously named as Aura Blocks Limited, in August and September of 2019, respectively. The note receivable entered in August, 2019 is a one-year loan of $1,047,040 the Company lent to All In One Media Ltd at an annual interest rate of 10%. The loan principal is due on July 31, 2020. The note receivable entered in September, 2019 lent $1,049,600 at an annual interest rate of 10% to All In One Media Ltd with a term from September 4, 2019 to March 3, 2020. As of November 30, 2019 and August 31, 2019, the Note receivable balance is $2,096,640 and $1,047,040, respectively and the interest receivable balance is $34,965 and $8,725, respectively. For the three months ended November 30, 2019, the Company has generated interest income of $52,416 for these two note receivables.

NOTE 5 – LEASEHOLD IMPROVEMENT

Leasehold improvement relates to renovation and upgrade of an office and an offline display store. There is a total cost of $165,760 due to the construction company, including $146,752 for renovation of the office and the store and $19,008 related to office furniture and appliances the construction company purchased on behalf of the Company. As of November 30, 2019, the Company has paid $165,312 to the construction company with a remaining unpaid balance of $448 recorded in other payable. As the renovation is completed as of November 30, 2019, the Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. The leasehold improvement is depreciated over 3 years which equal the terms of the operating lease for renting an office.

NOTE 6 – INTANGIBLE ASSETS

As of November 30, 2019, and August 31, 2019, the balance of intangible assets are as follows;

	November 30, 2019	August 31, 2019
Patent	$500,000	$500,000
Intellectual property: Aura	—	—
Intellectual property: Kryptokiosk	72,000	72,000
Wechat official account	99,584	99,584
Total cost	671,584	671,584
Accumulated amortization	(294,690)	(257,791)
Intangible asset, net	$376,894	$413,793

Amortization expenses for three months ended November 30, 2019 and 2018 was $36,899 and $28,600 respectively.

NOTE 7 - LONG-TERM PREPAYMENT

In September 2019, the company entered into an agreement with its related party Youall Perform Services Ltd. for upgrading software of the “Ai Bian Quan Qiu” platform at a cost of $128,000. $108,800 has been paid as of November 30, 2019 and booked as long-term prepayment.

In November 2019, the company acquired two movie copyrights at a price of $256,000 for “Lushang” and $115,200 for “Qi Qing Kuai Che.” $256,000 is fully paid for the movie Lushang and $64,000 is paid for the movie Qi Qing Kuai Che. The estimated earliest release date of these two movies will be in the third quarter of FY2021.

NOTE 8 - CONVERTIBLE NOTE

On November 18, 2019, the Company closed a private financing with EMA Financial, LLC (“EMA Financial” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $250,000, and upon issuance, the Company is expected to receive net proceeds of $228,333 after subtracting an original issue discount of $21,667 per the Note agreement. This Note carries a prorated original issue discount of up to $21,667 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.

As part of initial closing the outstanding principal amount shall be $75,000 and the Holder shall pay $68,500 of the consideration (the “First Tranche”). Out of $68,500 consideration, the Company has received $64,737 cash from EMA Financial with the remaining $3,763 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 9 months with the maturity date on August 18, 2020. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 24.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 55.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading Days on which at least 100 shares of common stock were traded including and immediately preceding the Conversion Date.

The following table summarizes the convertible note and derivative liability in the balance sheet at November 30, 2019:

Balance, August 31, 2019	$—
Principal	$75,000
Discount on Note issuance	$(6,500)
Accrued interest expense	$247
Derivative liability	$18,084
Balance, November 30, 2019	$86,831

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used during the three months ended November 30, 2019 include (1) risk-free interest rates of 1.62%, (2) expected equity volatility of 72.4%, (3) zero dividends, (4) remaining term 0.72 years, (5) discount for lack of marketability of 35% (6) conversion prices as set forth in the convertible note agreement, and (7) the common stock price of the underlying share on the valuation dates.

The Company recognizes day one loss due to convertible feature of $18,084 in the income statement for the three months ended November 30, 2019.

NOTE 9 – OTHER PAYABLE

Other payable primarily consists of $3,584 payable for a cloud hosting service, and $448 remaining payment for the office renovation.

NOTE 10 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the three months ended November 30, 2019 and 2018, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the three months ended November 30, 2019 and 2018 are $15,360 and $14,848, respectively.

In December, 2018, the Company appointed Brandy Gao as Chief Financial Officer and issued 100,000 shares as compensation. In February 2019, the Company appointed Linqing Yeas Chief Operational Officer and Lijun Yu as Chief Marketing Officer, and issued 10,000,000 shares to each of them as compensation. During the three month ended November 30, 2019, $42,623 was paid to six executives in the form of stock-based compensation and $3,750 cash salary was paid to the Chief Financial Officer.

As of November 30, 2019, the company has $22,115 related party receivable from Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng. Youall Perform Services Ltd collected revenue from the performance matching platform (Ai Bian Quan Qiu) on behalf of the Company.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid as of November 30, 2019. 2) The Company will pay Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax and tax surcharge and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

NOTE 11 – EQUITY

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

During the year ended August 31, 2019, the following 40,600,000 common shares were returned to the Company due to the termination of the Investor Agreement to acquire 51% ownership of iCrowdU Inc:

●	2,000,000 shares for acquisition of shares of iCrowdU as collateral and 8,000,000 shares as consideration.

●	20,200,000 issued to Alexander Holtermann for employment as Chief Executive Officer, 10,200,000 to Ian Wright for employment as Chief Operational Officer, and 200,000 to Eichbaum Financial Reporting Services Inc. for consulting fees.

In June, 2019, the Company incurred a 50:1 common reverse stock split. Prior to approval of the reverse split the Company had a total of 177,100,000 issued and outstanding shares of common stock, par value $0.001. On the effective date of the reverse split, the Company has a total of 3,602,016 issued and outstanding shares of common stock, par value $0.001.

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

The Company issued the following common shares during year ended August 31, 2019:

●	1,975,000 shares issued for consulting services of $59,250 to two third-party consultants during Q1, 2019 and 3,300,000 common shares for consulting services of $99,000 to nine third-party consultants during Q3, 2019

●	20,100,000 shares for services from officers: 10,000,000 issued to Linqing Ye for employment as Chief Operational Officer, 10,000,000 issued to Lijun Yu for employment as Chief Marketing Officer, 100,000 to Brandy Gao for employment as Chief Financial Officer.

●	18,000,000 common shares issued at $0.02 per share to five unrelated parties for proceeds of $360,000 during Q2, 2019. The five unrelated parties include Anyone Pictures Limited, Kangdi Liu, Lijun Yu, Zestv Features Limited, and All In One Media Limited.

●	13,000,000 common shares issued at $0.02 per share to three unrelated parties, including 3,000,000 to Kangdi Liu and 10,000,000 Bonus Media Investment Limited during Q3, 2019 for total proceeds of $260,000 during Q3, 2019.

●	3,000,000 common shares issued at $0.02 per share to an unrelated third party Zestv Features Limited in Q4, 2019 before the 50:1 reverse stock split for a total proceed of $60,000.

●	20,000,000 common shares to the Chief Executive Officer Chiyuan Deng with 14,000,000 issued at $0.02 per share in Q3, 2019 and 600,000 shares issued at $2 per share in Q4, 2019 after the 50:1 reverse stock split for total cash proceeds of $1,480,000.

●	620,000 common shares issued at $2 per share after the reverse stock split to five unrelated party, including 100,000 to All In One Media Limited, 60,000 to KangDi Liu, 130,000 to Anyone Pictures Limited, 165,000 to StarEastNet, and 165,000 to Baoyu Chen, for total proceeds of $1,240,000

There are no common shares issued during the three months ended November 30, 2019. The Company has 4,822,016 issued and outstanding shares of common stock as of November 30, 2019 and August 31, 2019. These common shares were held by approximately 513 shareholders of record at November 30, 2019 and August 31, 2019.

NOTE 12 – INCOME TAXES

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of November 30, 2019 and August 31, 2019:

	November 30, 2019	August 31, 2019
Deferred tax asset attributable to:
Net operating loss carry over	$203,848	$201,056
Less: valuation allowance	(203,848)	(201,056)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $203,848 as of November 30, 2019 and $201,056 as of August 31, 2019. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2019 and August 31, 2019.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2019 and 2018:

	Three months ended
	November 30,
	2019	2018
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the three months ended November 30, 2019 and 2018, the Company and its subsidiary have incurred a loss of ($63,354) and ($228,554), respectively. As a result, the Company and its subsidiary did not incur any income tax during the three months ended November 30, 2019 and 2018.

NOTE 13 – CONCENTRATION RISK

49% and 100% of revenue was generated from one customer during the three months ended November 30, 2019 and 2018, respectively.

100% of account receivables was due from one customer as of November 30, 2019 and November 30, 2018.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises and a display store under non-cancelable operating lease agreements with an option to renew the lease. The rental expense for the three months ended November 30, 2019 and 2018 was $20,045 and $0 respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $229,120 as of August 31, 2019, of which $87,245 was within one year.

Future lease commitments

FY 2020	$87,245
FY 2021	$87,245
FY 2022	$54,630
Total	$229,120

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2019 to the date these financial statements were issued.

On December 13, 2019, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”), pursuant to which we issued and sold to the Peak One a convertible promissory note, dated December 9 2019 in the principal amount of $85,000 (the “Note”). On December 18, 2019, the Company received $65,312 less fees and commissions. In connection with the issuance of the Note, the Company granted Peak One a five-year cashless warrant (the “Warrant”) to purchase 10,000 shares of common stock at an exercise price of $10 per share.

On December 19, 2019, the Company paid off the balance of $51,200 to All In One Media Limited for acquiring the movie copyright of “Qi Qing Kuai Che”.

On January 2, 2020, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC (“Auctus”) pursuant to which the Company issued and sold to the Auctus a convertible promissory note, dated December 31, 2019, in the principal amount of $75,000. The Company received $59,250 less fees and commissions.

On January 9, 2020, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC., a New York limited company (“Crown”), pursuant to which the Company issued and sold to Crown a convertible promissory note, dated January 8, 2020, in the principal amount of $121,500. The Company received $35,000 as the first tranche less fees and commissions.

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

In December of 2018, we started developing a performance matching platform “Ai Bian Quan Qiu” and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform.

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

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable is from September 4, 2019 to March 3, 2020. The Company expects to have similar short term note receivables for the next few years.

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2019 was $156,405, compared with $74,240 for the three months ended November 30, 2018. The increase in revenue for the three months ended November 30, 2019 over the same periods ended 2018 is attributable to increased revenue from sublicensing the VideoMix patent to Anyone Pictures Limited and the new revenue stream of performance matching service fees generated from the Fan Dou He Pai Wechat Official account.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.

Our cost of revenues was $52,046 for the three months ended November 30, 2019, as compared with $43,448 for the same period ended November 30, 2018.

As a result, we had gross profit of $104,358 for the three months ended November 30, 2019, as compared with gross profit of $30,792 for the same period ended November 30, 2018.

We had a gross profit margin of 67% for the three months ended November 30, 2019, an increase from 41% over the same period ended 2018. The reason for the increase in our gross profit margin in 2019 over 2018 is attributable to revenue from the Wechat Official account for the Fan Dou He Pai performance matching platform that started generating revenue in February, 2019 .

Operating Expenses

Operating expenses increased to $202,117 for the three months ended November 30, 2019 from $139,346 for the three months ended November 30, 2018.

Our operating expenses for the three months ended November 30, 2019 consisted of general and administrative expenses of $155,743 and related party salary and wages of $46,373. In contrast, our operating expenses for the same period ended November 30, 2018 consisted of general and administrative expenses of $72,862 and related party salary and wages of $66,484. The detail by major category is reflected in the table below.

	Three Months Ended November 30,
	2019	2018

General and Administrative Expenses	155,743	101,846

Related Party Salary and Wages	46,373	37,500

Total Operating Expense	$202,117	$139,346

The main reason for the increase in operating expenses is attributable to increased professional service fee, stock based compensation expense, salary, rent, and depreciation of leasehold improvement and fixed asset .

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Other Income (Expenses)

We had other income of $34,404 for the three months ended November 30, 2019, as compared with other expenses of $120,000 for the same period ended 2018. Our other income for 2019 is the result of interest income of $52,488 in connection with our loans to All In One Media, previously named as Aura Blocks Limited, in August and September of 2019, respectively, offset by $18,084 loss on change in fair value of derivative liability. The note receivable entered in August, 2019 is a one-year loan of $1,280,000 the Company lent to All In One Media Ltd at an annual interest rate of 10%. The note receivable entered in September, 2019 is a loan of $1,049,600 at an annual interest rate of 10% to All In One Media Ltd with a term from September 4, 2019 to March 3, 2020. Our other expense for the three months ended November 30, 2018 is the result of the sale of intellectual property. On November 10, 2018, the Company sold the $200,000 intellectual property from All In One Media, previously named as Aura Blocks Limited for $80,000 with a realized loss of $120,000. We recorded this realized loss as other expenses in the amount of $120,000 for the three months ended November 30, 2018.

Net (Loss) Income

We incurred a net loss in the amount of $63,354 for the three months ended November 30, 2019, as compared with a net loss of $228,554 for the same period ended November 30, 2018.

Liquidity and Capital Resources

As of November 30, 2019, we had $3,512,216 in current assets consisting of cash, prepaid expenses, accounts receivable, related party receivable, note receivable and interest receivable. Our total current liabilities as of November 30, 2019 were $264,033. As a result, we have working capital of $3,248,183 as of November 30, 2019.

Operating activities provided $769,671 in cash for the three months ended November 30, 2019, as compared with $199,500 used in cash provided for the same period ended November 30, 2018. Our positive operating cash flow in 2019 was mainly the result of our receivable of $1,280,000 on asset disposal in connection with our loan to All In One Media. Our negative operating cash flow in 2018 was mainly the result of our net loss of $228,554 and change in our prepaid expenses of $151,100.

Investing activities used $1,049,600 in cash for the three months ended November 30, 2019, as compared with $80,000 provided for the same period ended November 30, 2018. Our negative investing cash flow for November 30, 2019 was the result of a $1,049,000 note receivable. Our positive investing cash flow for November 30, 2018 was the result of $80,000 in the sale of intangible assets.

We did not have any financing activities during the quarters ended November 30, 2019 and 2018.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of November 30, 2019, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on October 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 14, 2020

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 14, 2020

