Form 10-Q
period 2020-02-29
AB INTERNATIONAL GROUP CORP.
filed 2020-05-08
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2020

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,822,016  common shares as of April 13, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of February 29, 2020 (unaudited) and August 31, 2019;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2020 and February 28, 2019 (unaudited);
F-3	Condensed Consolidated Statements of Shareholders’ Equity for the six months ended February 29, 2020 and February 28, 2019 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2020 and February 28, 2019 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2020	2019
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$779,792	$1,564,750
Prepaid expenses	52,747	21,971
Accounts receivable	112,100	35,300
Related party receivable	87,581	34,994
Note receivable	2,096,640	1,047,040
Interest receivable	61,141	8,725
Receivable on asset disposal	—	1,280,000
Total Current Assets	3,190,001	3,992,779

Fixed assets, net	18,266	20,124
Leasehold improvement, net	109,729	134,523
Intangible assets, net	240,779	413,793
Long-term prepayment	992,000	—
Other assets	15,027	15,027
TOTAL ASSETS	$4,565,803	$4,576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$93,050	$116,664
Convertible note and derivative liability	376,463	—
Due to shareholder	2,037	2,037
Tax payable	56,750	64,564
Other payable	3,584	161,856
Total Current Liabilities	531,884	345,122

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 4,822,016 and 4,822,016 shares issued and outstanding, as of February 29, 2020 and August 31, 2019, respectively	4,822	4,822
Additional paid-in capital	6,654,003	6,520,980
Accumulated deficit	(1,867,351)	(1,452,020)
Unearned shareholders' compensation	(757,555)	(842,657)
Total Stockholders’ Equity	4,033,918	4,231,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,565,803	$4,576,246

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	February 29,		February 29,
	2020	2019	2020	2019

Revenue	$294,743	$152,447	$138,338	$78,207
Cost of revenue	95,025	80,208	42,979	40,360
Gross Profit	199,718	72,239	95,359	37,847

OPERATING EXPENSES
General and administrative expenses	433,244	216,928	277,501	126,458
Related party salary and wages	88,852	114,036	42,479	61,560
Total Operating Expenses	522,095	330,964	319,979	188,018

OTHER INCOME (EXPENSES)
Loss on sale of intangible assets	—	(120,000)	—	—
Interest expense	(34,048)	—	(86,536)	—
Gain /loss from change in fair value	(50,326)	—	(32,242)	—
Amortization of Note discount and Note issuance costs	(8,579)	—	(8,579)	—
Total other income (expenses)	(92,953)	(120,000)	(127,357)	—

LOSS FROM OPERATIONS
Income tax provision	—	—	—	—
Net loss from operations	(415,331)	(378,725)	(351,978)	(150,171)

NET INCOME (LOSS)	$(415,331)	$(378,725)	$(351,978)	$(150,171)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.09)	$(0.16)	$(0.07)	$(0.06)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.08)	$(0.16)	$(0.07)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	4,822,016	2,338,757	4,822,016	2,545,283
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	4,933,487	2,338,757	4,933,487	2,545,283

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders’ Compensation	Total Equity

Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707
Common shares returned for cancelled acquisition of iCrowdU Inc.	(40,600,000)	(40,600)	—	—	30,600	(10,000)
Common shares issued at $0.02 per share	18,000,000	18,000	342,000	—	—	360,000
Common shares issued to officers for services	20,100,000	20,100	582,900	—	(39,824)	563,176
Common shares issued for third party services	1,975,000	1,975	57,275	—	—	59,250
Net loss				(378,725)	—	(378,725)
Balance - February 28, 2019	146,800,000	$146,800	$3,849,043	$(1,426,111)	$(927,324)	$1,642,408

Balance - August 31, 2019	4,822,016	$4,822	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125
Common shares issued to officers for services	—	—	—	—	85,102	85,102
Common shares issued for third party services	—	—	—	—	—	—
Warrant shares issued in conjunction with convertible notes	—	—	133,023	—	—	133,023
Net loss	—	—	—	(415,331)	—	(415,331)
Balance - February 29, 2020	4,822,016	$4,822	$6,654,003	$(1,867,351)	$(757,556)	$4,033,918

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	February 29,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(415,331)	$(378,725)
Net income from discontinued operations, net of tax benefit	—	—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	85,102	143,334
Depreciation of fixed asset	26,204	—
Amortization of intangible asset	61,899	57,200
Impairment of intangible asset	111,115	—
Loss/(gain) on sales of intangible assets	—	120,000
Amortization of Note discount and Note issuance costs	8,579	—
Gain /Loss from change in fair value	50,326	—
Interest expense	139,220	—
Changes in operating assets and liabilities:
Accounts receivable	(76,800)	(27,107)
Receivable on asset disposal	1,280,000	—
Interest receivable	(52,416)	—
Related party receivable	(52,588)	—
Prepaid expenses	(30,776)	(354,486)
Rent security & electricity deposit	—	(3,533)
Long-term prepayment	(992,000)	—
Accounts payable and accrued liabilities	(23,614)	(4,844)
Tax payable	(7,814)	—
Other payable	(157,824)	—
Change in assets (liabilities) from discontinued operations	—
Net cash used in operating activities	(46,718)	(448,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	—	80,000
Note receivable	(1,049,600)	—
Net cash used in / (provided by) investing activities	(1,049,600)	80,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	311,360	—
Proceeds from common stock issuances	—	360,000
Net cash provided by financing activities	311,360	360,000

Net increase (decrease) in cash and cash equivalents	(784,958)	(8,161)
Cash and cash equivalents - beginning of the quarter	1,564,750	210,202
Cash and cash equivalents - end of the quarter	$779,792	$202,041

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Activities:
Issuance of warrants in conjunction with convertible notes	$133,023	$—
Common shares returned for cancelled acquisition of iCrowdU	$—	$(10,000)
Prepaid expense reversed for cancelled acquisition of iCrowdU	$—	$10,000
Issuance of common stock for services	$—	$143,334

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

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

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October of 2019, the term of this sublicensing agreement was renewed and extended until October 31, 2020.

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

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination. In February of 2020, 100% of the intellectual assets of KryptoKiosk Limited ‘s carrying value $48,000 net of amortization is written off since the IP was never transferred to us  and no revenue was generated from this intellectual asset.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. In February of 2020, the Company decided that 80% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account should be impaired.

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

Subsequent to the reporting period, the Company has announced the first phase development of its highly anticipated video streaming service targeting China’s multi-billion dollar and growing video streaming industry and the Company expects a full launch this year. The service will be marketed and distributed in China under the brand name ABQQ.tv and will feature Chinese movies, television shows and drama series produced almost entirely by the Company. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model. It will have a mini program called “ABQQTV” running on WeChat platform at launch time. Subscribers are able to pay the subscription fee through WeChat Pay.

The Company noted that its decision to accelerate the development and launch date of its video streaming service was largely also in part to the mandatory quarantines being implemented due to the COVID-19 pandemic, which has increased viewership of video streaming services and the Internet by as much as 70% over the course of the past several weeks.

The Company also announced plans to finish production of ABQQ.tv’s original line-up of at least ten full-length movies by its in-house studios by the end of the year.  20-minute daily television shows as well as two to three dramas are also in production and are expected to generate similar types of “binge-watching” behavior as their comparable shows do on Netflix in the United States. ABQQ.tv also expects to supplement its line-up of originally-produced programming with content that has been secured from various business partners as a result of their strong interest in partnering with ABQQ.tv while licensing and advertising fees are likely to be the lowest possible pre-launch.

The first ten movies expected to be offered by ABQQ.tv will feature major Chinese movie stars such as Huang Bo, Wang Baoqiang and Yao Chen. Certain television shows will include “Cook at Home” as well as “Live Sports Anywhere”.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the period ended February 29, 2020 and February 28, 2019.

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

Accounts Receivable

Accounts receivable consist of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the six months ended February 29, 2020 and February 28, 2019, and no write-off for bad debt were recorded for the six months ended February 29, 2020 and February 28, 2019.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a Group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value.

Impairment losses are included in G&A expense. The impairment loss of intangible assets was $111,115, including $48,000 for the intellectual assets acquired from KryptoKiosk Limited and $63,115 for the performance matching platform “Ai Bian Quan Qiu” and its WeChat official account.

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

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The fair values of warrant liabilities and derivative liabilities embedded in convertible notes are determined by level 3 inputs.

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

Warrants

Warrants are classified as equity and the proceeds from issuing warrants in conjunction with convertible notes are allocated based on the relative fair values of the base instrument of convertible notes and the warrants by following the guidance of ASC 470-20-25-2 as below:

Proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. This usually results in a discount (or, occasionally, a reduced premium), which shall be accounted for as interest expense under Topic 835 Interest.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 29, 2020, there was unrecognized tax benefits. Please see Notes 13 for details.

Value-Added Taxes

The Company generates revenue in People's Republic of China (PRC) via the “Ai Bian Quan Qiu” platform and is subject to a value-added tax at an effective rate of 6%. In accordance with PRC law, the Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable.

For the six months ended February 29, 2020, the Company’s revenue generated from the “Ai Bian Quan Qiu” platform is subject to VAT at a rate of 6% and subject to surcharges at a rate of 12% of the VAT payable.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The earnings per share after the reverse stock split is presented retrospectively as if the reverse split had occurred at the very beginning of the business. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period for warrants, options and restricted shares under treasury stock method, and for convertible debts under if-convertible method, if dilutive. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period and excludes all potential common shares if their effects are anti-dilutive.

In accordance with the Company’s convertible note agreements, the Note Holders have the option to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to a price which is 55% or 60% of the lowest trading price during the 10 or 20 days prior to the day that the Holder requests conversion. 55% is applicable to EMA Financial whereas 60% applies for the other counterparties. The lowest trading price during 10 days prior to conversion is applicable to East Capital and East Capital, whereas the other counterparties utilize the lowest trading price during the preceding 20 days. The number of diluted shares from convertible notes is calculated with the assumption of converting all the outstanding principal balance and unpaid interest expense to common shares at the beginning of the period or at the time of issuance, if later.

The number of diluted shares from warrants is the upper limit to which warrants can be converted into common shares.

As of February 29, 2020, 66,791 potentially diluted shares were from convertible notes and 44,680 potentially diluted shares were from warrants. 44,680 diluted shares are the maximum number of common shares these warrants can be converted into. No potentially dilutive debt or equity instruments were issued or outstanding as of August 31, 2019.

	Six Months Ended
	February 29,
Diluted shares not included in basic loss per share computation	2020	2019
Warrants	44,680	—
Convertible notes	66,791	—

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $52,747 and $21,971 as of February 29, 2020 and August 31, 2019, respectively. Prepaid expense at February 29, 2020 included $47,333 prepaid consulting fees, $5,000 prepayment of OTC market annual fee, and $414 prepaid website and domain fee.

NOTE 4 – NOTE RECEIVABLE

Note receivable relates to two loan agreements entered with All In One Media, previously named as Aura Blocks Limited, in August and September of 2019, respectively. The note receivable entered in August, 2019 is a one-year loan of $1,047,040 the Company lends to All In One Media Ltd at an annual interest rate of 10%. The loan principal is due on July 31, 2020. The note receivable entered in September, 2019 is to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd with a term from September 4, 2019 to March 3, 2020. As of February 29, 2020, and August 31, 2019, the Note receivable balance is $2,096,640 and $1,047,040, respectively and the interest receivable balance is $61,141 and $8,725, respectively. For the six months ended February 29, 2020, the Company has generated an interest income of $104,832 from these two note receivables.

NOTE 5 – LEASEHOLD IMPROVEMENT

Leasehold improvement relates to renovation and upgrade of an office and an offline display store. There is a total cost of $165,312 due to the construction company, including $146,304 for renovation of the office and the store and $19,008 related to office furniture and appliances the construction company purchased on behalf of the Company. The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. The leasehold improvement is depreciated over 3 years which equal the terms of the operating lease for renting an office.

NOTE 6 – INTANGIBLE ASSETS

As of February 29, 2020 and August 31, 2019, the balance of intangible assets are as follows;

	February 29,	August 31,
	2020	2019
Patent	$500,000	$500,000
Intellectual property: Kryptokiosk	—	72,000
Ai Bian Quan Qiu platform	19,917	99,584
Total cost	519,917	671,584
Accumulated amortization	(279,138)	(257,791)
Intangible asset, net	$240,779	$413,793

Amortization expenses for six months ended February 29, 2020 and 2019 was $61,899 and $57,200 respectively.

NOTE 7 - LONG-TERM PREPAYMENT

In September 2019, the Company entered into an agreement with its related party Youall Perform Services Ltd. for upgrading software of the “Ai Bian Quan Qiu” platform at a cost of $128,000. $108,800 has been paid as of February 29, 2020 and booked as long-term prepayment.

In November 2019, the Company acquired two movie copyrights at a price of $256,000 for “Lushang” and $115,200 for “Qi Qing Kuai Che”. Both of them have been fully paid. The estimated earliest release date of these two movies will be in the third quarter of FY2021.

In January 2020, the Company acquired another movie copyright “Ai Bian Quan Qiu” at a price of $870,978. As of February 29, 2020, $512,000 has been paid for this movie copyright.

NOTE 8 - CONVERTIBLE NOTES

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

In connection with the issuance of the Note, the Company granted EMA Financial a five-year cashless warrant (the “Warrant”) to purchase 30,000 shares of common stock at an exercise price of $12.5 per share.

On December 13, 2019, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One”), pursuant to which we issued and sold to the Peak One a convertible promissory note. The Note has an original principal amount of $235,000, and upon issuance, the Company is expected to receive net proceeds of $211,500 after subtracting an original issue discount of $23,500 per the Note agreement. This Note carries a prorated original issue discount of up to $23,500 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.

As part of initial closing the outstanding principal amount shall be $85,000 and the Holder shall pay $76,500 of the consideration (the “First Tranche”). Out of $76,500 consideration, the Company has received $65,312 cash from Peak One with the remaining $11,188 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 1 year with the maturity date on December 09, 2020. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to the lesser of (a) $10.00 or (b) Sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Conversion Price is less than $0.01 per share, then Sixty percent (60%) shall automatically adjust to Fifty percent (50%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debenture), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

In connection with the issuance of the Note, the Company granted Peak One a five-year cashless warrant (the “Warrant”) to purchase 10,000 shares of common stock at an exercise price of $10 per share.

On January 8, 2020, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC., a New York limited company (“Crown Bridge”), pursuant to which the Company issued and sold to Crown a convertible promissory note, dated January 8, 2020, in the principal amount of $121,500. Upon issuance, the Company is expected to receive net proceeds of $109,500 after subtracting an original issue discount of $12,000 per the Note agreement. This Note carries a prorated original issue discount of up to $12,000 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.

As part of initial closing the outstanding principal amount shall be $40,500 and the Holder shall pay $36,500 of the consideration (the “First Tranche”). Out of $68,500 consideration, the Company has received $34,992 cash from Crown Bridge with the remaining $1,508 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 1 year with the maturity date on January 8, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal lesser (i) fifteen percent (15%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The Conversion Price shall be the lesser of (i) the lowest closing price of the Common Stock during the previous twenty (20) Trading Day period ending on the latest complete Trading Day prior to the date of this Note or (ii) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events) (also subject to adjustment as further described herein). The "Variable Conversion Price" shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of the (i) lowest traded price and (ii) lowest closing bid price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets.

In connection with the issuance of the Note, the Company granted Crown Bridge a five-year cashless warrant (the “Warrant”) to purchase 4,680 shares of common stock at an exercise price of $12.5 per share.

On December 31, 2019, the Company closed a private financing with Auctus Fund, LLC, (“Auctus” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $75,000, and upon issuance, the Company is expected to receive net proceeds of $75,000.

As part of initial closing the outstanding principal amount shall be $75,000 and the Holder shall pay $75,000 of the consideration (the “First Tranche”). Out of $75,000 consideration, the Company has received $59,342 cash from Auctus with the remaining $15,658 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 9 months with the maturity date on September 30, 2020. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal the lesser of (i) twenty-four percent (24%) per annum and (ii) the maximum amount permitted under law from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price is the lesser of: (i) the lowest closing price of the Common Stock during the previous twenty (20) Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Days on which at least 100 shares of Common Stock were traded including and immediately preceding the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trade price on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTC Pink is not the principal trading market for such security, the trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.

On February 13, 2020, the Company closed a private financing with East Capital Investment Corporation (“East Capital” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000, and upon issuance, the Company is expected to receive net proceeds of $50,000.

As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $50,000 of the consideration (the “First Tranche”). Out of $50,000 consideration, the Company has received $43,492 cash from EMA Financial with the remaining $6,508 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 1 year with the maturity date on February 13,2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties.

On February 19, 2020, the Company closed a private financing with Fidelis Capital, LLC, (“Fidelis” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000, and upon issuance, the Company is expected to receive net proceeds of $50,000.

As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $50,000 of the consideration (the “First Tranche”). Out of $50,000 consideration, the Company has received $43,487 cash from Fidelis with the remaining $6,513 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 1 year with the maturity date on February 19, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties.

The following table summarizes the convertible note and derivative liability in the balance sheet at February 29, 2020:

Balance, August 31, 2019	$—
Principal	$375,000
Discount on Note issuance	$(146,576)
Accrued interest expense	$6,198
Derivative liability	$50,326
Balance, February 29, 2020	$285,448

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used during the six months ended February 29, 2020 include (1) risk-free interest rates of 0.85% - 1.13%, (2) expected equity volatility of 53.3% - 59.4%, (3) zero dividends, (4) discount for lack of marketability of 35% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation dates.

The Company recognizes day one loss due to convertible feature of $50,326 in the income statement for the six months ended February 29, 2020.

NOTE 9 - WARRANTS

On December 9th, 2019, January 08th, 2020 and January 17, 2020, the Company issued warrants to EMA Financial, Peak One Opportunity, and Crown Bridge in conjunction with their convertible notes (see Note 8). Classified as equity, these detachable warrants issued in a bundled transaction with convertible notes are accounted for separately as additional paid-in capital for the portion of the proceeds allocated to them. The allocation of the sales proceeds between the base instrument of convertible notes and the warrants are allocated based on the relative fair values of the base instrument of convertible notes and the warrants following the guidance in ASC 470-20-25-2.

The fair value of the stock warrants granted to EMA Financial was estimated at $106,540 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12 per share, average risk-free interest rate of 0.89%, expected dividend yield of zero, remaining contractual life of 4.89 years, and an average expected volatility of 58.11%.

The fair value of the stock warrants granted to Peak One was estimated at $39,515 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $10 per share, average risk-free interest rate of 0.89%, expected dividend yield of zero, remaining contractual life of 4.78 years, and an average expected volatility of 57.51%.

The fair value of the stock warrants granted to Crown Bridge was estimated at $17,443 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.89%, expected dividend yield of zero, remaining contractual life of 4.86, and an average expected volatility of 57.97%.

A summary of the status of the Company’s warrants as of February 29,2020 is presented below:

Number of warrants
Warrants as at August 31,2019	—
Warrants granted	44,680
Exercised, forfeited or expired	—
Outstanding at February 29,2020	44,680
Exercisable at February 29,2020	10,000

The following table summarizes information about the Company’s warrants as of February 29,2020:

Warrants outstanding					Warrants exercisable

	Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

EMA Financial	$12.50	30,000	3.28	$8.39	—	$—
Peak One	$10.00	10,000	1.07	$2.24	10,000	$10.00
Crown Bridge	$12.50	4,680	0.51	$1.31	—	$—
Total		44,680	4.86	$11.94	10,000	$10.00

NOTE 10 - FAIR VALUE MEASUREMENTS

The Company applies ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach; and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at February 29, 2020 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of February 29, 2020 are summarized below:

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Fair value at February 29, 2020
Derivative liabilities	$—	$—	$50,326	$50,326

Derivative liabilities embedded in convertible notes

Fair value at September 1, 2019	$—
Increase in liability	18,084
Fair value at November 30, 2019	18,084
Increase in liability	34,683
Changes in the fair value	(2,441)
Fair value at February 29, 2020	$50,326

NOTE 11– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the six months ended February 29, 2020 and 2019, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the six months ended February 29, 2020 and 2019 are $30,720 and $30,208, respectively.

Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng, has been collecting revenue on behalf of the Company from the performance matching platform “Ai Bian Quan Qiu”. As of February 29, 2020, the Company has $87,581 related party receivable from Youall Perform Services Ltd for the revenue collected from “Ai Bian Quan Qiu” on behalf of the Company.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid as of February 29, 2020. 2) The Company will pay Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

During the six months ended February 29, 2020, $85,102 was paid to five executives in the form of stock-based compensation and $7,500 cash salary was paid to the Chief Financial Officer.

NOTE 12– EQUITY

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

The Company issued the following common shares during year ended August 31, 2019:

●	1,975,000 shares issued for consulting services of $59,250 to two third-party consultants during Q1, FY2019 and 3,300,000 common shares for consulting services of $99,000 to nine third-party consultants during Q3, FY2019

●	20,100,000 shares for services of the Chief Operational Officer, the Chief Marketing Officer, and the Chief Financial Officer.

●	18,000,000 common shares issued at $0.02 per share to five unrelated parties for proceeds of $360,000 during Q2, FY2019. The five unrelated parties include Anyone Pictures Limited, Kangdi Liu, Lijun Yu, Zestv Features Limited, and All In One Media Limited.

●	13,000,000 common shares issued at $0.02 per share to three unrelated parties, including 3,000,000 to Kangdi Liu and 10,000,000 Bonus Media Investment Limited during Q3, 2019 for total proceeds of $260,000 during Q3, FY2019.

●	3,000,000 common shares issued at $0.02 per share to an unrelated third party Zestv Features Limited in Q4, FY2019 before the 50:1 reverse stock split for a total proceed of $60,000.

●	20,000,000 common shares to the Chief Executive Officer Chiyuan Deng with 14,000,000 issued at $0.02 per share in Q3, FY2019 and 600,000 shares issued at $2 per share in Q4, FY2019 after the 50:1 reverse stock split for total cash proceeds of $1,480,000.

●	620,000 common shares issued at $2 per share after the reverse stock split to five unrelated party, including 100,000 to All In One Media Limited, 60,000 to KangDi Liu, 130,000 to Anyone Pictures Limited, 165,000 to StarEastNet, and 165,000 to Baoyu Chen, for total proceeds of $1,240,000

There are no common shares issued during the six months ended February 29, 2020. The Company has 4,822,016 issued and outstanding shares of common stock as of February 29, 2020 and August 31, 2019. These common shares were held by approximately 513 shareholders of record at February 29, 2020 and August 31, 2019.

During Q2, FY2020 the Company issued 46,800 shares of warrants that potentially can be converted into up to 46,800 shares of common stocks.

NOTE 13– INCOME TAXES

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of February 29, 2020 and August 31, 2019:

	February 29,	August 31,
	2020	2019
Deferred tax asset attributable to:
Net operating loss carry over	$306,777	$201,056
Less: valuation allowance	(306,777)	(201,056
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $306,777 as of February 29, 2020 and $201,056 as of August 31, 2019. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2020and August 31, 2019.

Reconciliation between the statutory rate and the effective tax rate is as follows for the six months ended February 29, 2020 and February 28, 2019:

	Six months ended
	February 29,
	2020	2019
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the six months ended February 29, 2020 and February 28, 2019, the Company and its subsidiary have incurred a loss of (415,331) and ($378,725), respectively. As a result, the Company and its subsidiary did not incur any income tax during the six months ended February 29, 2020 and February 28, 2019.

NOTE 14 – CONCENTRATION RISK

56% and 100% of revenue was generated from one customer during the six months ended February 29, 2020 and February 28, 2019, respectively.

100% of account receivables was due from one customer as of February 29, 2020 and February 28, 2019.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises and a display store under non-cancelable operating lease agreements with an option to renew the lease. The rental expense for the six months ended February 29, 2020 and 2019 was $36,557 and $0, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $214,579 as of February 29, 2020, of which $72,704 was within one year.

Future lease commitments

FY 2020	$72,704
FY 2021	$87,245
FY 2022	$54,630
Total	$214,579

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2019 to the date these financial statements were issued.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in the U.S. and international markets. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. It is too early to quantify the impact this situation will have on company revenue and profits at this time. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of supplies used in operations, etc. Accordingly, Management is evaluating the Company’s liquidity position, reduction in revenues, and reviewing the analysis of the Company’s financial performance as the Company seeks to withstand the uncertainty related to the coronavirus. As no large-crowd gathering has been allowed since the outbreak of COVID-19, the Company has not generated any revenue from the Ai Bian Quan Qiu performance matching platform. Consequently, the Company has decided to impair 80% of the intangible asset carrying value related to the Ai Bian Quan Qiu performance matching platform and its Wechat official account, given that it is uncertain whether this platform will continue generating any revenue.

Due to the impact of COVID -19, All In One Media Ltd delayed paying the Company a loan principal balance of $1,049,600 with a due date of March 3, 2020 per the loan agreement entered on September 4, 2019. This loan balance is recorded as note receivable on the Company’s balance sheet. On May 4th, 2020, All In One Media paid off the loan principal of $1,049,600 with 5 months’ interest of $43,717. As the Company previously received 3 months interest income of $26,240 in December, 2019, All in One Media has paid the Company 8 months’ interest in total although the term of the agreement is only for 6 months. As such, the Company has received 2 months’ extra interest income due to the delay in payment from All In One Media Ltd.

On March 12, 2020, the Company entered into a Securities Purchase Agreement with Armada Capital Partners, LLC (“Armada”) pursuant to which the Company issued and sold to the Armada a convertible promissory note in the principal amount of $38,500. The Company received $33,000 after payment of costs. In connection with the issuance of the Armada Note, the Company granted Armada a five-year cashless warrant (the “Warrant”) to purchase 4,200 shares of the Company’s common stock at an exercise price of $12.50 per share.

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

On January 22, 2016, our former sole officer, who owned 83% of our outstanding common shares, sold all of his common shares to unrelated investor, Jianli Deng. After the stock sale, we modified our business to focus on the creation of a mobile app marketing engine. The app was designed for movie trailer promotions and we planned to generate a subscriber base of smartphone users primarily through pre-installed app smartphone makers, online app stores, WeChat official accounts, Weibo and other social network media outlets and sell prepaid cards or coins to movie distributors or other video advertisers in China. We created the app “Amoney” for the Android smartphone platform to develop a WeChat micro-shop that was designed to display and deliver a variety of information and links for download or online watch prices in the China market.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October of 2019, the term of this sublicensing agreement was renewed and extended until October 31, 2020.

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

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination. In February of 2020, 100% of the intellectual assets of KryptoKiosk Limited ‘s carrying value $48,000 net of amortization is written off since the IP was never transferred to us and no revenue was generated from this intellectual asset.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. In February of 2020, the Company decided that 80% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account should be impaired.

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

Subsequent to the reporting period, the Company has announced the first phase development of its highly anticipated video streaming service targeting China’s multi-billion dollar and growing video streaming industry and the Company expects a full launch this year. The service will be marketed and distributed in China under the brand name ABQQ.tv and will feature Chinese movies, television shows and drama series produced almost entirely by the Company. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model. It will have a mini program called “ABQQTV” running on WeChat platform at launch time. Subscribers are able to pay the subscription fee through WeChat Pay.

The Company noted that its decision to accelerate the development and launch date of its video streaming service was largely also in part to the mandatory quarantines being implemented due to the COVID-19 pandemic, which has increased viewership of video streaming services and the Internet by as much as 70% over the course of the past several weeks.

The Company also announced plans to finish production of ABQQ.tv’s original line-up of at least ten full-length movies by its in-house studios by the end of the year.  20-minute daily television shows as well as two to three dramas are also in production and are expected to generate similar types of “binge-watching” behavior as their comparable shows do on Netflix in the United States. ABQQ.tv also expects to supplement its line-up of originally-produced programming with content that has been secured from various business partners as a result of their strong interest in partnering with ABQQ.tv while licensing and advertising fees are likely to be the lowest possible pre-launch.

The first ten movies expected to be offered by ABQQ.tv will feature major Chinese movie stars such as Huang Bo, Wang Baoqiang and Yao Chen. Certain television shows will include “Cook at Home” as well as “Live Sports Anywhere”.

Results of Operations

Revenues

Our total revenue reported for the three months ended February 29, 2020 was $138,338, compared with $78,207 for the three months ended February 28, 2019. Our total revenue reported for the six months ended February 29, 2020 was $294,743, compared with $152,447 for the six months ended February 28, 2019.

The increase in revenue for the three and six months ended February 29, 2020 over the three and six months ended February 28, 2019 is attributable to increased revenue from sublicensing the VideoMix patent to Anyone Pictures Limited and the new revenue stream of performance matching service fees generated from the Fan Dou He Pai Wechat Official account.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.

Our cost of revenues was $42,979 for the three months ended February 29, 2020, as compared with $40,360 for the three months ended February 28, 2019. Our cost of revenues was $95,025 for the six months ended February 29, 2020, as compared with $80,208 for the six months ended February 28, 2019.

As a result, we had gross profit of $95,359 for the three months ended February 29, 2020, as compared with gross profit of $37,847 for the three months ended February 28, 2019. We had gross profit of $199,718 for the six months ended February 29, 2020, as compared with gross profit of $72,239 for the six months ended February 28, 2019.

We had a gross profit margin of 69% for the three months ended February 29, 2020, an increase from 48% over the three months ended February 28, 2019. We had a gross profit margin of 68% for the six months ended February 29, 2020, an increase from 47% over the six months ended February 28, 2019

The reason for the increase in our gross profit margin in 2020 over 2019 is attributable to revenue from the Wechat Official account for the Fan Dou He Pai performance matching platform that started generating revenue in February, 2019.

Operating Expenses

Operating expenses increased to $319,979 for the three months ended February 29, 2020 from $188,018 for the three months ended February 28, 2019. Operating expenses increased to 522,095 for the six months ended February 29, 2020 from $330,964 for the six months ended February 28, 2019.

Our operating expenses for the six months ended February 29, 2020 consisted of general and administrative expenses of $433,244 and related party salary and wages of $88,852. In contrast, our operating expenses for the six months ended February 28, 2019 consisted of general and administrative expenses of $216,928 and related party salary and wages of $114,036.

We experienced an increase in general and administrative expenses in 2020 over 2019, mainly as a result of increased rent, salaries, valuation fees, consulting fees, issuance expense for convertible notes, travel and entertainment, depreciation expense, etc. Related party salary decreased in 2020 from 2019 due to decreased stock-based compensation as a result of a decline in the Company’s valuation.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Other Income (Expenses)

We had other expenses of $127,357 for the three months ended February 29, 2020 as compared with no other expenses for the three months ended February 28, 2019. We had other expenses of $92,953 for the six months ended February 29, 2020, as compared with other expenses of $120,000 for the six months ended February 28, 2019. Our other expenses for the six months ended February 29, 2020 is mainly the result of interest expense of $34,048 and a $50,326 loss on change in fair value of derivative liability.

Net (Loss) Income

We incurred a net loss in the amount of $351,978 for the three months ended February 29, 2020, as compared with a net loss of $150,171 for the same period ended February 28, 2019. We incurred a net loss in the amount of $415,331 for the six months ended February 29, 2020, as compared with a net loss of $378,725 for the same period ended February 28, 2019.

Liquidity and Capital Resources

As of February 29, 2020, we had $3,190,001 in current assets consisting of cash, prepaid expenses, accounts receivable, related party receivable, note receivable and interest receivable. Our total current liabilities as of February 29, 2020 were $531,884. As a result, we have working capital of $2,658,117 as of February 29, 2020.

Operating activities used $46,718 in cash for the six months ended February 29, 2020, as compared with $448,161 used in cash provided for the same period ended February 28, 2019. Our negative operating cash flow in 2020 was mainly the result of our long-term prepayment of $992,000 and our net loss of $415,331, offset mainly by $1,280,000, on asset disposal in connection with our loan to All In One Media. Our negative operating cash flow in 2019 was mainly the result of our net loss of $378,725 and change in our prepaid expenses of $354,486.

Investing activities used $1,049,600 in cash for the six months ended February 29, 2020, as compared with $80,000 provided for the six months ended February 28, 2019. Our negative investing cash flow for February 29, 2020 was the result of a $1,049,000 note receivable. Our positive investing cash flow for February 28, 2019 was the result of $80,000 in the sale of intangible assets.

Financing activities provided $311,360 for the six months ended February 29, 2020, as compared with $360,000 provided in financing activities for the six months ended February 28, 2019. Our positive financing cash flow for February 29, 2020 was the result of proceeds from convertible notes and warrants while the positive financing cash flow for February 28, 2019 was the result of proceeds from the issuance of our common stock.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of February 29, 2020, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 29, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on October 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
May 8, 2020

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
May 8, 2020

