Form 10-Q
period 2020-05-31
AB INTERNATIONAL GROUP CORP.
filed 2020-07-09
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2020

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,278,268 common shares as of July 8, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of May 31, 2020 (unaudited) and August 31, 2019;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2020 and May 31, 2019 (unaudited);
F-3	Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2020 and May 31, 2019 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2020 and May 31, 2019 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2020	2019
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,691,057	$1,564,750
Prepaid expenses	21,739	21,970
Accounts receivable	112,100	35,300
Related party receivable	87,581	34,994
Note receivable	1,047,040	1,047,040
Interest receivable	34,965	8,725
Receivable on asset disposal	—	1,280,000
Total Current Assets	2,994,482	3,992,779

Fixed assets, net	17,337	20,124
Leasehold improvement, net	97,537	134,523
Intangible assets, net	213,947	413,793
Long-term prepayment	1,011,200	—
Other assets	15,027	15,027
TOTAL ASSETS	$4,349,530	$4,576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$66,720	$116,664
Convertible note and derivative liability	435,273	—
Due to shareholder	2,863	2,037
Tax payable	56,750	64,564
Other payable	3,584	161,856
Total Current Liabilities	565,190	345,121

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 4,822,016 and 4,822,016 shares issued and outstanding, as of May 31, 2020 and August 31, 2019, respectively	4,822	4,822
Additional paid-in capital	6,677,965	6,520,980
Accumulated deficit	(2,183,225)	(1,452,020)
Unearned shareholders' compensation	(715,222)	(842,657)
Total Stockholders’ Equity	3,784,340	4,231,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,349,530	$4,576,246

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2020	2019	2020	2019

Revenue	$371,543	$272,674	$76,800	$120,227
Cost of revenue	137,217	124,660	42,192	44,452
Gross Profit	234,326	148,013	34,608	75,774

OPERATING EXPENSES
General and administrative expenses	(619,032)	(363,211)	(185,789)	(233,281)
Research and development expenses	(108,800)	—	(108,800)	—
Related party salary and wages	(138,685)	(264,334)	(49,833)	(63,250)
Total Operating Expenses	(866,517)	(627,545)	(344,422)	(296,531)

OTHER INCOME (EXPENSES)
Loss on sale of intangible assets	—	(120,000)	—	—
Interest expense	(44,697)	88	(2,070)	38
Gain /loss from change in fair value	(54,316)	—	(3,990)	—
Total other income (expenses)	(99,013)	(119,912)	(6,060)	38

LOSS FROM OPERATIONS
Income tax provision	—	—	—	—
Net loss from operations	(731,205)	(599,444)	(315,874)	(220,719)

NET INCOME (LOSS)	$(731,205)	$(599,444)	$(315,874)	$(220,719)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.15)	$(0.20)	$(0.04)	$(0.07)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.15)	$(0.20)	$(0.04)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	4,822,016	3,021,538	4,822,016	3,189,826
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	4,972,792	3,021,538	4,972,792	3,189,826

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2018	147,325,000	$147,325	$2,866,868	$(1,047,386)	$(918,100)	$1,048,707
Common shares returned for cancelled acquisition of iCrowdU Inc.	(40,600,000)	(40,600)	—	—	30,600	(10,000)
Common shares issued at $0.02 per share	45,000,000	45,000	855,000	—	—	900,000
Common shares issued to officers for services	20,100,000	20,100	582,900	—	2,799	605,799
Common shares issued for third party services	5,275,000	5,275	152,975	—	—	158,250
Net loss				(599,444)	—	(599,444)
Balance - May 31, 2019	177,100,000	$177,100	$4,457,743	$(1,646,829)	$(884,701)	$2,103,313

Balance - August 31, 2019	4,822,016	$4,822	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125
Common shares issued to officers for services	—	—	—	—	127,435	127,435
Common shares issued for third party services	—	—	—	—	—	—
Warrant shares issued in conjunction with convertible notes	—	—	156,985	—	—	156,985
Net loss	—	—	—	(731,205)	—	(731,205)
Balance - May 31, 2020	4,822,016	$4,822	$6,677,965	$(2,183,225)	$(715,222)	$3,784,340

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(731,205)	$(599,444)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	127,435	305,584
Depreciation of fixed asset	39,325	—
Amortization of intangible asset	88,731	89,904
Impairment of intangible asset	111,115	—
Loss/(gain) on sales of intangible assets	—	120,000
Gain /Loss from change in fair value of derivatives	54,316	—
Interest expense	193,591	—
Changes in operating assets and liabilities:
Accounts receivable	(76,800)	(25,700)
Receivable on asset disposal	1,280,000	—
Interest receivable	(26,240)	—
Related party receivable	(52,588)	(44,834)
Prepaid expenses	231	(455,362)
Rent security & electricity deposit	—	(14,541)
Long-term prepayment	(1,011,200)	—
Accounts payable and accrued liabilities	(49,945)	95,080
Accrued payroll	—	(86,536)
Tax payable	(7,814)	—
Due to shareholder	826	—
Other payable	(157,824)	—
Net cash used in operating activities	(218,045)	(615,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	—	80,000
Renovation of an office and an offline display store	—	(58,688)
Development of intangible asset	—	(99,584
Net cash used in / (provided by) investing activities	—	(78,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	344,352	—
Proceeds from common stock issuances	—	900,000
Net cash provided by financing activities	344,352	900,000

Net increase (decrease) in cash and cash equivalents	126,307	205,879
Cash and cash equivalents - beginning of the quarter	1,564,750	210,202
Cash and cash equivalents - end of the quarter	$1,691,057	$416,081

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Activities:
Issuance of warrants in conjunction with convertible notes	$156,985	$—
Common shares returned for cancelled acquisition of iCrowdU	$—	$(10,000)
Prepaid expense reversed for cancelled acquisition of iCrowdU	$—	$10,000
Issuance of common stock for services	$—	$305,584

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and May 31, 2019

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

We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination. In February of 2020, 100% of the intellectual assets of KryptoKiosk Limited‘s carrying value $48,000 net of amortization is written off since the IP was never transferred to us and no revenue was generated from this intellectual asset.

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

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable is from September 4, 2019 to March 3, 2020. This loan balance was paid off in full on May 4th, 2020.

On April 22, 2020, the Company has announced the first phase development of its highly anticipated video streaming service, the Company expects a full launch this year. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model.

The Company is currently designing and creating the website, the Company's professional team are watching and sourcing such dramas and films to prepare the ABQQ.tv official launch in December this year.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. No intercompany balances or transactions exist during the period ended May 31, 2020 and May 31, 2019.

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

Accounts Receivable

Accounts receivable consist of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the nine months ended May 31, 2020 and May 31, 2019, and no write-off for bad debt were recorded for the nine months ended May 31, 2020 and May 31, 2019.

Prepaid Expenses

Prepaid expenses primarily consist of consulting fees that have been paid in advance and prepayments of OTC market annual fee, website domain fee, TV promotion fee, and investor relation fee.

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

Estimated Useful Life
Furniture	7 years
Appliances	5 years

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2020, there was unrecognized tax benefits. Please see Notes 13 for details.

Value-Added Taxes

The Company generates revenue in People's Republic of China (PRC) via the “Ai Bian Quan Qiu” platform and is subject to a value-added tax at an effective rate of 6%. In accordance with PRC law, the Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable.

For the nine months ended May 31, 2020, the Company’s revenue generated from the “Ai Bian Quan Qiu” platform is subject to VAT at a rate of 6% and subject to surcharges at a rate of 12% of the VAT payable.

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

As of May 31, 2020, 101,716 potentially diluted shares were from convertible notes and 49,060 potentially diluted shares were from warrants. 49,060 diluted shares are the maximum number of common shares these warrants can be converted into. No potentially dilutive debt or equity instruments were issued or outstanding as of August 31, 2019.

	Nine Months Ended
	May 31,
Diluted shares not included in basic loss per share computation	2020	2019
Warrants	49,060	—
Convertible notes	101,716	—

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $21,739 and $21,970 as of May 31, 2020 and August 31, 2019, respectively. Prepaid expense at May 31, 2020 included $15,333 prepaid consulting fees, $2,000 prepayment of OTC market annual fee, $219 prepaid website and domain fee, $1,853 prepaid TV promotion fee, and $2,333 prepaid investor relation fee.

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

On May 4th, 2020, All In One Media paid off the loan principal of $1,049,600 with 5 months’ interest of $43,717. The Company has received 2 months’ extra interest income due to the delay in payment from All In One Media Ltd. As of May 31, 2020, and August 31, 2019, the Note receivable balance was both $1,047,040 and the interest receivable balance was $34,965 and $8,725, respectively. For the nine months ended May 31, 2020, the Company has generated an interest income of $148,549 from these two note receivables.

NOTE 5 – FIXED ASSETS AND LEASEHOLD IMPROVEMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of an office and an offline display store. The leasehold improvement is depreciated over 3 years which equal the terms of the operating lease for renting an office. The furniture and appliances are depreciated over 7 and 5 years, respectively.

The total original cost was $167,278, including $146,304 for renovation of the office and the store and $20,974 office furniture and appliances. The accumulated depreciation was $52,404 and $12,631 at May 31, 2020 and August 31, 2019, respectively.

	May 31,	August 31,
	2020	2019
Appliances and furniture	$20,974	$20,974
Leasehold improvement	146,304	146,304
Total cost	167,278	167,278
Accumulated depreciation	(52,404)	(12,631)
Property and equipment, net	$114,874	$154,647

NOTE 6 – INTANGIBLE ASSETS

As of May 31, 2020 and August 31, 2019, the balance of intangible assets are as follows;

	May 31,	August 31,
	2020	2019
Patent	$500,000	$500,000
Intellectual property: Kryptokiosk	—	72,000
Ai Bian Quan Qiu platform	19,917	99,584
Total cost	519,917	671,584
Accumulated amortization	(305,970)	(257,791)
Intangible asset,net	$213,947	$413,793

Amortization expenses for nine months ended May 31, 2020 and 2019 was $88,731 and $89,904, respectively.

NOTE 7 - LONG-TERM PREPAYMENT

In September 2019, the Company entered into an agreement with its related party Youall Perform Services Ltd. for upgrading software of the “Ai Bian Quan Qiu” platform at a cost of $128,000. $108,800 was paid upon signing the agreement and recorded as long-term prepayment in Q1, FY2020. As COVID-19 restricted crowd-gathering, “Ai Bian Quan Qiu” platform did not generate any revenue in Q2 and Q3, FY2020. The Company impaired 80% of the “Ai Bian Quan Qiu” platform intangible asset value in Q2 2020. As such, $108,800 prepayment was expensed as research and development expense in Q3, FY2020.

As of May 31, 2020, the long-term prepayment balance of $1,011,200 relates to three movie copyrights. In November 2019, the Company acquired two movie copyrights at a price of $256,000 for “Lushang” and $115,200 for “Qi Qing Kuai Che”. Both of them have been fully paid and recorded as long-term prepayment. The estimated earliest release date of these two movies will be in the third quarter of FY2021. In January 2020, the Company acquired another movie copyright “Ai Bian Quan Qiu” at a price of $870,978. As of May 31, 2020, $640,000 has been paid and recorded as long-term prepayment for this movie copyright.

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

On March 12, 2020, the Company closed a private financing with Armada Capital Partners, LLC, (“Armada” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $38,500, and upon issuance, the Company is expected to receive net proceeds of $35,000 after subtracting an original issue discount of $3,500 per the Note agreement.

As part of initial closing the outstanding principal amount shall be $38,500 and the Holder shall pay $35,000 of the consideration (the “First Tranche”). Out of $35,000 consideration, the Company has received $32,992 cash from Fidelis with the remaining $2,008 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 1 year with the maturity date on March 12, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties. In connection with the issuance of the Armada Note, the Company granted Armada a five-year cashless warrant (the “Warrant”) to purchase 4,200 shares of the Company’s common stock at an exercise price of $12.50 per share.

The following table summarizes the convertible note and derivative liability in the balance sheet at May 31, 2020:

Balance, August 31, 2019	$—
Principal	$414,000
Discount on Note issuance	$(49,472)
Accrued interest expense	$16,429
Derivative liability	$54,316
Balance, May 31, 2020	$435,273

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used as of May 31, 2020 include (1) risk-free interest rates of 0.14% - 0.18%, (2) expected equity volatility of 58.3% - 91.1%, (3) zero dividends, (4) discount for lack of marketability of 35% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation dates.

The Company recognizes day one loss due to convertible feature of $54,316 in the income statement for the nine months ended May 31, 2020.

NOTE 9 - WARRANTS

On December 9, 2019, January 8, 2020, January 17, 2020, and March 12, 2020, the Company issued warrants to EMA Financial, Peak One Opportunity, Crown Bridge, and Armada in conjunction with their convertible notes (see Note 8). Classified as equity, these detachable warrants issued in a bundled transaction with convertible notes are accounted for separately as additional paid-in capital for the portion of the proceeds allocated to them. The allocation of the sales proceeds between the base instrument of convertible notes and the warrants are allocated based on the relative fair values of the base instrument of convertible notes and the warrants following the guidance in ASC 470-20-25-2.

The fair value of the stock warrants granted to EMA Financial was estimated at $85,156 on May 31, 2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12 per share, average risk-free interest rate of 0.28%, expected dividend yield of zero, remaining contractual life of 4.64 years, and an average expected volatility of 61%.

The fair value of the stock warrants granted to Peak One was estimated at $31,793 on May 31,2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $10 per share, average risk-free interest rate of 0.27%, expected dividend yield of zero, remaining contractual life of 4.53 years, and an average expected volatility of 60.60%.

The fair value of the stock warrants granted to Crown Bridge was estimated at $13,834 on May 31,2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.28%, expected dividend yield of zero, remaining contractual life of 4.61, and an average expected volatility of 60.90%.

The fair value of the stock warrants granted to Armada was estimated at $12,341 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.29%, expected dividend yield of zero, remaining contractual life of 4.78, and an average expected volatility of 61.54%.

A summary of the status of the Company’s warrants as of May 31, 2020 is presented below:

Number of warrants
Warrants as at August 31,2019	—
Warrants granted	49,060
Exercised, forfeited or expired	—
Outstanding at May 31,2020	49,060
Exercisable at May 31, 2020	10,000

The following table summarizes information about the Company’s warrants as of May 31,2020:

Warrants outstanding					Warrants exercisable

	Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

EMA Financial	$12.50	30,000	2.83	$8.39	—	$—
Peak One	$10.00	10,000	0.92	$2.24	10,000	$10.00
Crown Bridge	$12.50	4,680	0.46	$1.31	—	$—
Armada Partners	$12.50	4,200	0.41	1.07
Total		49,060	4.62	$11.99	10,000	$10.00

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at May 31, 2020 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of May 31, 2020 are summarized below:

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Fair value at May 31, 2020
Derivative liabilities	$—	$—	$54,316	$54,316

Derivative liabilities embedded in convertible notes

Fair value at September 1, 2019	$—
Increase in liability	18,084
Fair value at November 30, 2019	18,084
Increase in liability	34,683
Changes in the fair value	(2,441)
Fair value at February 29, 2020	$50,326
Increase in liability	4,650
Changes in the fair value	(660)
Fair value at May 31, 2020	$54,316

NOTE 11– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the nine months ended May 31, 2020 and 2019, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the nine months ended May 31, 2020 and 2019 are $46,080 and $45,568, respectively.

Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng, has been collecting revenue on behalf of the Company from the performance matching platform “Ai Bian Quan Qiu”. As of May 31, 2020, the Company has $87,581 related party receivable from Youall Perform Services Ltd for the revenue collected from “Ai Bian Quan Qiu” on behalf of the Company.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. Since there was no revenue from “Ai Bian Quan Qiu” due to COVID-19 in Q2 and Q3 of FY2020, $108,800 long-term prepayment is expensed as research and development expense in Q3, FY2020. 2) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

During the nine months ended May 31, 2020, $127,435 was paid to five executives in the form of stock-based compensation and $11,250 cash salary was paid to the Chief Financial Officer.

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

There are no common shares issued during the nine months ended May 31, 2020. The Company has 4,822,016 issued and outstanding shares of common stock as of May 31, 2020 and August 31, 2019. These common shares were held by approximately 513 shareholders of record at May 31, 2020 and August 31, 2019.

During Q2 and Q3, FY2020 the Company issued four five-year warrants to purchase 49,060 shares of common stock at an exercise price of either $10.00 per share or $12.50 per share.

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of May 31, 2020 and August 31, 2019:

	May 31,	August 31,
	2020	2019
Deferred tax asset attributable to:
Net operating loss carry over	$288,740	$201,056
Less: valuation allowance	(288,740)	(201,056)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $288,740 as of May 31, 2020 and $201,056 as of August 31, 2019. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2020 and August 31, 2019.

Reconciliation between the statutory rate and the effective tax rate is as follows for the nine months ended May 31, 2020 and May 31, 2019:

	Nine months ended
	May 31,
	2020	2019
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the nine months ended May 31, 2020 and May 31, 2019, the Company and its subsidiary have incurred a loss of (731,205) and ($599,444), respectively. As a result, the Company and its subsidiary did not incur any income tax during the nine months ended May 31, 2020 and May 31, 2019.

NOTE 14 – CONCENTRATION RISK

62% and 84% of revenue was generated from one customer during the nine months ended May 31, 2020 and May 31, 2019, respectively.

100% of account receivables was due from one customer as of May 31, 2020 and May 31, 2019.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises and a display store under non-cancelable operating lease agreements with an option to renew the lease. On February 21, 2020, the display store lease for a monthly rent of $1,766 was updated with a lower monthly rent of $768 per month from 02/23/2020 to 02/22/2021and $968 from 02/23/2021 to 02/22/2022. The rent expense for the nine months ended May 31, 2020 and 2019 was $61,440 and $12,570, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $168,205 as of May 31, 2020, of which $45,069 was within one year.

Future lease commitments

FY 2020	$45,069
FY 2021	$77,184
FY 2022	$45,952
Total	$168,205

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2020 to the date these financial statements were issued.

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

On July 1, 2020, the Company’s CEO Chiyuan Deng acquired 9,000 shares of common stock at a price of $0.9389 per share.

Until July 7, 2020, $29,908 of the EMA Financial convertible note was converted to 231,500 shares of common stock at 55% of the lowest trading price in the 20 days prior to the conversion dates. As the conversion fee of $5,000 has deducted the converted note value and the additional MFN principal of $15,000 has been triggered when the conversion price is lower than $0.1, the remaining EMA Financial convertible note principal balance was $65,092.5.

Until July 7, 2020, $50,000 of the Peak One Investments, LLC convertible note was converted to 224,752 shares of common stock at 60% of the lowest trading price in the 20 days prior to the conversion dates. The remaining Peak One convertible note principal balance was $35,000.

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

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable is from September 4, 2019 to March 3, 2020. This loan balance was paid off in full on May 4th, 2020.

On April 22, 2020, the Company has announced the first phase development of its highly anticipated video streaming service, the Company expects a full launch this year. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model.

The Company is currently designing and creating the website, the Company's professional team are watching and sourcing such dramas and films to prepare the ABQQ.tv official launch in December this year.

Results of Operations

Revenues

Our total revenue reported for the three months ended May 31, 2020 was $76,800, compared with $120,227 for the three months ended May 31, 2019. Our total revenue reported for the nine months ended May 31, 2020 was $371,543, compared with $272,674 for the nine months ended May 31, 2019.

62% and 84% of revenue was generated from one customer during the nine months ended May 31, 2020 and May 31, 2019, respectively.

The increase in revenue for the nine months ended May 31, 2020 over the nine months ended May 31, 2019 is attributable to increased revenue from sublicensing the VideoMix patent to Anyone Pictures Limited and the new revenue stream of performance matching service fees generated from the Fan Dou He Pai Wechat Official account. The decrease in revenue for the three months ended May 31, 2020 over the three months ended May 31, 2019 was due to the performance matching platform “Fan Dou He Pai” not generating any revenue during the three months ended May 31, 2020 as the outbreak of COVID-19 forbid crowd-gathering for any commercial performances.

We expect to continue to achieve steadily increasing revenues within the coming months. However, as we are a start-up, we have limited operating history to rely upon and we cannot guarantee that our business plan will be successful.

Our cost of revenues was $42,192 for the three months ended May 31, 2020, as compared with $44,452 for the three months ended May 31, 2019. Our cost of revenues was $137,217 for the nine months ended May 31, 2020, as compared with $124,660 for the nine months ended May 31, 2019.

As a result, we had gross profit of $34,608 for the three months ended May 31, 2020, as compared with gross profit of $75,774 for the three months ended May 31, 2019. We had gross profit of $234,326 for the nine months ended May 31, 2020, as compared with gross profit of $148,013 for the nine months ended May 31, 2019.

We had a gross profit margin of 45% for the three months ended May 31, 2020, a decrease from 63% over the three months ended May 31, 2019. We had a gross profit margin of 63% for the nine months ended May 31, 2020, an increase from 54% over the nine months ended May 31, 2019

The reason for the increase in our gross profit margin in 2020 over 2019 is attributable to revenue from the Wechat Official account for the Fan Dou He Pai performance matching platform that started generating revenue in February, 2019.

Operating Expenses

Operating expenses increased to $344,422 for the three months ended May 31, 2020 from $296,531 for the three months ended May 31, 2019. Operating expenses increased to $866,517 for the nine months ended May 31, 2020 from $627,545 for the nine months ended May 31, 2019.

Our operating expenses for the nine months ended May 31, 2020 consisted of general and administrative expenses of $619,032, research and development expenses of $108,800 and related party salary and wages of $138,685. In contrast, our operating expenses for the nine months ended May 31, 2019 consisted of general and administrative expenses of $363,211 and related party salary and wages of $264,334.

We experienced an increase in general and administrative expenses in 2020 over 2019, mainly as a result of increased rent, salaries, valuation fees, consulting fees, issuance expense for convertible notes, travel and entertainment, and depreciation expense, etc. Related party salary decreased in 2020 from 2019 due to decreased stock-based compensation as a result of a decline in the Company’s valuation.

The increase in research and development expense was due to $108,800 long-term prepayment expensed as research and development expense in Q3, FY2020, because the Ai Bian Quan Qiu” platform did not generate any revenue during the COVID-19 period in Q2 (after January 23, 2020) and Q3, FY2020 and the Company impaired 80% of the “Ai Bian Quan Qiu” platform intangible asset value in Q2 2020.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC compliance as our business grows more complex and more expensive to maintain.

Other Income (Expenses)

We had other expenses of $6,060 for the three months ended May 31, 2020 as compared with nominal other income for the three months ended May 31, 2019. We had other expenses of $99,013 for the nine months ended May 31, 2020, as compared with other expenses of $119,912 for the nine months ended May 31, 2019. Our other expenses for the nine months ended May 31, 2020 is mainly the result of interest expense of $44,697 and a $54,316 loss on change in fair value of derivative liability.

Net (Loss) Income

We incurred a net loss in the amount of $315,874 for the three months ended May 31, 2020, as compared with a net loss of $220,719 for the same period ended May 31, 2019. We incurred a net loss in the amount of $731,205 for the nine months ended May 31, 2020, as compared with a net loss of $599,444 for the same period ended May 31, 2019.

Liquidity and Capital Resources

As of May 31, 2020, we had $2,994,482 in current assets consisting of cash, prepaid expenses, accounts receivable, related party receivable, note receivable and interest receivable. Our total current liabilities as of May 31, 2020 were $565,190. As a result, we have working capital of $2,429,292 as of May 31, 2020.

Operating activities used $218,045 in cash for the nine months ended May 31, 2020, as compared with $615,849 used in cash provided for the same period ended May 31, 2019. Our negative operating cash flow in 2020 was mainly the result of our long-term prepayment of $1,011,200 and our net loss of $731,205, offset mainly by $1,280,000, on asset disposal in connection with our loan to All In One Media. Our negative operating cash flow in 2019 was mainly the result of our net loss of $599,444 and change in our prepaid expenses of $455,362.

Investing activities used $0 in cash for the nine months ended May 31, 2020, as compared with $78,272 used for the nine months ended May 31, 2019. Our negative investing cash flow for May 31, 2019 was the result of $99,584 for the development of intangible assets, and $58,688 for office renovations, offset by $80,000 in the sale of intangible assets.

Financing activities provided $344,352 for the nine months ended May 31, 2020, as compared with $416,081provided in financing activities for the nine months ended May 31, 2019. Our positive financing cash flow for May 31, 2020 was the result of proceeds from convertible notes and warrants while the positive financing cash flow for May 31, 2019 was the result of proceeds from the issuance of our common stock.

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

Off Balance Sheet Arrangements

As of May 31, 2020, there were no off balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on October 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During Q2 and Q3, FY2020 the Company issued four five-year warrants to purchase 49,060 shares of common stock at an exercise price of either $10.00 per share or $12.50 per share.

Until July 7, 2020, $29,908 of the EMA Financial convertible note was converted to 231,500 shares of common stock at 55% of the lowest trading price in the 20 days prior to the conversion dates. As the conversion fee of $5,000 has deducted the converted note value and the additional MFN principal of $15,000 has been triggered when the conversion price is lower than $0.1, the remaining EMA Financial convertible note principal balance was $65,092.5.

Until July 7, 2020, $50,000 of the Peak One Investments, LLC convertible note was converted to 224,752 shares of common stock at 60% of the lowest trading price in the 20 days prior to the conversion dates. The remaining Peak One convertible note principal balance was $35,000.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
July 9, 2020

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
July 9, 2020

