Form 10-K
period 2020-08-31
AB INTERNATIONAL GROUP CORP.
filed 2020-12-09
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-55979

AB International Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	37-1740351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Wall Street, Suite 1009, New York, NY	10005
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (212) 918-4519
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,344,776

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 121,255,765 common shares and 100,000 series A preferred shares issued and outstanding as of November 18, 2020.

PART I

Item 1. Business

Company Overview

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property. We are engaged to acquisition and distribution of movies. We have a patent license to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. We had launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts based on WeChat platform in February 2019, utilizing Artificial Intelligence, it is a matching platform for performers, advertiser merchants, and owners for more efficient services. We generate revenues through an agency service fee from each matched performance

On January 22, 2016, our former sole officer, who owned 83% of our outstanding common shares, sold all of his common shares to unrelated investor Jianli Deng. After the stock sale, we modified our business to focus on the creation of a mobile app marketing engine. The app was designed for movie trailer promotions and we planned to generate a subscriber base of smartphone users primarily through pre-installed app smartphone makers, online app stores, WeChat official accounts, Weibo and other social network media outlets and sell prepaid cards or coins to movie distributors or other video advertisers in China. We created the app “Amoney” for the Android smartphone platform to develop a WeChat micro-shop that was designed to display and deliver a variety of information and links for download or online watch prices in the China market.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. The Company decided that 100% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account should be impaired.

In June, 2019, the Company completed the development of a video mix APP for social video sharing via iOS and Android smartphones. This app was originally planned to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together” as similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. However, the Company decided to focus on the “Ai Bian Quan Qiu” platform as its main business and thus sold the video mix APP to Anyone Pictures Limited, which holds 242,980 common shares of the Company, for $422,400 with a gain of $59,792 in August of 2019. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events were suspended. The Company decided to shut down the Ai Bian Quan Qiu platform, which has created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms.

In August of 2019, the Company entered into a one-year loan agreement to lend $1,047,040 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited, for producing films and digital videos in Hong Kong. The term of note receivable is from August 1, 2019 to July 31, 2020. This loan principal balance was paid off in full in July, 2020.

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable is from September 4, 2019 to March 3, 2020. This loan balance was paid off in full on May 4th , 2020  with two months’ extension.

On April 22, 2020, the Company has announced the first phase development of a video streaming service, the Company expects a full launch by the end of December, 2020. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model. The Company is currently designing and creating the website, the Company's professional team are sourcing such dramas and films to prepare the ABQQ.tv official launch in December 2020.  As of August 31, 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively.

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

We currently have 5 employees.

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

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the country as a whole. For example, the recent outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America.

A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers or other business partners. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, potential customers, potential suppliers or other current or potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

The COVID-19 pandemic has required our management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting our operations to address changes in the virtual payments industry. Due to measures imposed by the local governments in areas affected by COVID-19, businesses have been suspended due to quarantine intended to contain this outbreak and many people have been forced to work from home in those areas. As a result, advertiser merchants orders for event has been suspended, which has had an adverse impact on our business and financial condition and has hampered our ability to generate revenue and access usual sources of liquidity on reasonable terms.

Risks Associated With Doing Business in Hong Kong

Political consideration of Hong Kong

While we are planning to move our principal business location to New York in the near future, our business operations are principally based in Hong Kong. Accordingly, our business operation and financial conditions will be affected by the political and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since a substantial part of our operations is based in Hong Kong, any change of such political arrangements may pose immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

The Hong Kong protests that begun in 2019 are ongoing protests in Hong Kong (the “Hong Kong Protests”) triggered by the introduction of the Fugitive Offenders amendment bill by the Hong Kong government. If enacted, the bill would have allowed the extradition of criminal fugitives who are wanted in territories with which Hong Kong does not currently have extradition agreements, including mainland China. This led to concerns that the bill would subject Hong Kong residents and visitors to the jurisdiction and legal system of mainland China, thereby undermining the region’s autonomy and people’s civil liberties. Various sectors of the Hong Kong economy have been adversely affected as the protests turned increasingly violent. Most notably, the airline, retail, and real estate sectors have seen their sales decline.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. We cannot assure that the Hong Kong Protests will not affect Hong Kong’s status as a Special Administrative Region of the People’s Republic of China and thereby affecting its current relations with foreign states and regions.

Our revenue is susceptible to the ongoing Hong Kong Protests as well as any other incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect our business operations. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong Kong, any of such incidents may have a widespread effect on our business operations, which could in turn adversely and materially affect our business, results of operations and financial condition.

We cannot assure that the Hong Kong Protests will end in the near future and that there will be no other political or social unrest in the near future or that there will not be other events that could lead to the disruption of the economic, political and social conditions in Hong Kong. If such events persist for a prolonged period of time or that the economic, political and social conditions in Hong Kong are to be disrupted, our overall business and results of operations may be adversely affected.

Costs of conducting business in Hong Kong and globally

Because we operate our business in Hong Kong and other countries, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including: changes in a specific country’s or region’s political and cultural climate or economic condition; unexpected changes in laws and regulatory requirements in local jurisdictions; difficulty of effective enforcement of contractual provisions in local jurisdictions; inadequate intellectual property protection in certain countries; enforcement of anti-corruption and anti-bribery laws; trade-protection measures, import or export licensing requirements and fines, penalties or suspension or revocation of export privileges; the effects of applicable local tax regimes and potentially adverse tax consequences; and significant adverse changes in local currency exchange rates.

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

We have sold several convertible promissory notes with discount to market conversions that have the effect of driving down our stock price, from which we may never recover.

In 2019 and 2020, we have issued several convertible promissory notes to accredited investors. These notes contain terms that allow for discounted conversions from the company’s stock price, with most at a 40% discount. These notes also contain strict terms for compliance and penalty provisions that could cost us more than the principal and accrued interest. They also have most favored nation clauses that force us to offer more favorable terms in subsequent offerings. If we are unable to secure a better form of financing, or pay off the notes before they convert, we could experience a significant drop in our stock price and face other negative consequences. Because we are penny stock, and there is a limited market for our shares, investor may not be able to recoup their investment and noteholders may not be able to sell their converted shares into the market. We may be forced to pay off the convertible debt, with existing or raised funds, which might not be available. We could be at risk of default with the noteholders. If that happens, we may be forced to defend the lawsuits, liquidate assets, etc., which would be costly and turn management’s attention away from the business. We could go out of business and you could lose your entire investment.

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

As of the date of this filing, Chiyuan Deng owns 100,000 shares of our Series A Preferred Stock, which has the voting power of 51% of the total vote of shareholders. As a result of his equity ownership interest, voting power and the contractual rights described above, Mr. Deng currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of our Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to us, which could adversely affect the market price of our securities.

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

Item 2. Properties

We do not own or rent any real estate or other properties. Our headquarters is located at 48 Wall Street, Suite 1009, New York, NY 10005. This lease will start on September 1st, 2020. Therefore, there is no rental expense for this location for the years ended August 31, 2020 and 2019.

We also have a location at 1st Floor, Union Industrial Building, 116 Wai Yip Street Kwun Tong, Kowloon, Hong Kong. The rental expense for the years ended August 31, 2020 and 2019 was $ 66,048 and $ 22,016, respectively.

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

Fiscal Year Ending August 31, 2019
Quarter Ended	High $	Low $
August 31, 2019 (after 1 for 50 split)	10.00	6.00
May 31, 2019	0.135	0.07
February 28, 2019	0.10	0.025
November 30, 2018	0.20	0.0601

Fiscal Year Ending August 31, 2020
Quarter Ended	High $	Low $
August 31, 2020	6.50	0.021
May 31, 2020	17.00	6.50
February 29, 2020	8.00	6.05
November 30, 2019	10.00	8,00

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

Holders of Our Common Stock

As of November 18, 2020, we had 121,255,765 shares of our common stock and 100,000 series A preferred shares issued and outstanding, held by approximately 522 shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

During the year ended August 31, 2020, we issued common shares, as follows:

10,000,000 common shares issued at $0.035 per share to five unrelated parties for proceeds of $350,000 during Q4, FY2020. The five unrelated parties include All In One Media Limited, Capitalive Holdings Limited,KangDi Liu, Yilin Liu, and Zestv Features Limited.

11,000,000 common shares issued at $0.0205 per share to five unrelated parties for proceeds of $225,500 during Q4, FY2020. The five unrelated parties include All In One Media Limited, KangDi Liu, Mingpeng Ou , Weishan Jian , Xinyang Liu.

18,014,401 common shares issued from note conversions for total proceeds of $309,894.

3,250,000 common shares issued from warrant exercise at $0.03 and $0.0205 per share for total proceeds of $43,247 during Q4, FY 2020.

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

COVID-19

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. The movie industry in general has changed dramatically as a result of the pandemic restrictions. While movie theaters struggle to stay alive, online streaming programming has increased. We have endeavored to stay with the trend for streaming services to remain competitive. We have experienced the negative impact in our results of operations and in our financial condition for the year ended August, 2020, especially with respect to the movie distribution end of our business. These impacts concern delays in delivering our movies and IP because of health restrictions imposed on certain public events that concern our business, including, among other things, theaters, indoor and outdoor performances, filming restrictions, music festivals, concerts and other such events, Some of these restrictions include pandemic government mandated shutdowns and others restrictions on capacity gathered at these events, with some jurisdictions imposing fines or revocation of business licensing, and other restrictions. As a result of these factors, our revenue was reduced from March to May of this fiscal year. With immediate closures, the resultant industry and business specific delays have negatively affected our company.

We plan to focus on the video streaming and other web based applications and expand our business into those areas that we believe we situate the company for continued and increased revenues. As the pandemic is forecasted to worsen in the United States and other areas around the globe, we believe that the demand for our IP, online products and services offerings increases. While we cannot guarantee that the negative effects of the pandemic will not interfere with our ability to generate revenues, we intend to strengthen our position in this dynamic market and position the company to best suit its shareholders.

Specific to our company operations, during the pandemic period, we have enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing our office, having employees work from home, and eliminating all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it does have an impact on our ability to execute on our agreements to deliver our core products.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, partners, or vendors, or on our financial results.

Results of operations for the years ended August 31, 2020 and 2019

Revenues

Our total revenue reported for the year ended August 31, 2020 was $448,343, compared with $433,567 for the year ended August 31, 2019.

69% and 70% of revenue was generated from one customer during the years ended August 31, 2020 and August 31, 2019, respectively.

The increase in revenue for the year ended August 31, 2020 over the year ended August 31, 2019 is attributable to increased revenue from sublicensing the VideoMix patent to Anyone Pictures Limited and the new revenue stream of performance matching service fees generated from the Fan Dou He Pai Wechat Official account.

We expect to continue to achieve steadily increasing revenues within the coming months especially with respect to our streaming products. However, we have limited operating history to rely upon and in the face of a worldwide pandemic, we cannot guarantee that our business plan will be successful. Having generated no revenues on our “Ai Bian Quan Qiu” platform after later January of 2020, we lost the revenue stream resulting in an impairment of the asset by 80% in the second quarter of 2020. Notwithstanding these obstacles, management notes that its decision to accelerate the development and launch date of its video streaming service was largely also in part to the mandatory quarantines being implemented due to the COVID-19 pandemic, which has increased viewership of video streaming services and the Internet by as much as 70% over the course of the past several weeks.

Our cost of revenues was $177,577 for the year ended August 31, 2020, as compared with $174,533 for the year ended August 31, 2019.

As a result, we had gross profit of $270,766 for the year ended August 31, 2020, as compared with gross profit of $259,034 for the year ended August 31, 2019.

We had a gross profit margin of 60% for the year ended August 31, 2020, roughly the same from 59% over the year ended August 31, 2019.

The reason for the slight increase in our gross profit margin in 2020 over 2019 is attributable to revenue from the Wechat Official account for the Fan Dou He Pai performance matching platform that started generating revenue in February, 2019.

Operating Expenses

Operating expenses increased to $1,640,094 for the year ended August 31, 2020 from $702,088 for the year ended August 31, 2019.

Our operating expenses for year ended August 31, 2020 consisted of general and administrative expenses of $1,346,525, research and development expenses of $108,800, and related party salary and wages of $184,768. In contrast, our operating expenses for the year ended August 31, 2019 consisted of general and administrative expenses of $525,109 and related party salary and wages of $176,979.

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

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC and COVID compliance as our business grows more complex and more expensive to maintain. On the COVID front, we expect that our online operations will increase, as we use online working systems to monitor and communicate with employees, consultants and suppliers. These and other costs for COVID expenditures will increase our operational costs in 2021 at various levels of operation.

Other Expenses

We had other expenses of $153,743 for the year ended August 31, 2020, as compared with other income of $38,419 for the year ended August 31, 2019. Our other expenses in 2020 were the result of interest expense and loss from the change in fair value. Our other income for 2019 was the result of a gain on the sale of intangible assets and interest income.

Net (Loss) Income

We incurred a net loss in the amount of $1,523,071 for the year ended August 31, 2020, as compared with a net loss of $404,635 for the year ended August 31, 2019.

Liquidity and Capital Resources

As of August 31, 2020, we had $2,779,106 in current assets. Our total current liabilities as of August 31, 2020 were $938,374. As a result, we have working capital of $1,840,732 as of August 31, 2020.

Operating activities used $1,263,370 in cash for the year ended August 31, 2020, as compared with $811,102 in cash used for the year ended August 31, 2019. Our negative operating cash flow in 2020 was mainly the result of our net loss of 1,523,071 and long-term prepayment of $1,742,080, offset mainly by $1,280,000 receivable on asset disposal. Our negative operating cash flow in 2019 was mainly the result of our net loss of $404,635 and by $1,280,000 receivable on asset disposal, offset mainly by prepaid expenses of $301,897.

Investing activities provided $1,047,040 in cash for the year ended August 31, 2020, as compared with $1,234,350 used for the year ended August 31, 2019. Our positive investing cash flow for the year ended August 31, 2020 is the result of a note receivable in the amount of $1,047,040. Our negative investing cash flow for the year ended August 31, 2019 is the result of the note receivable in the amount of $1,047,040, office renovations of $167,726 and development of integible assets of $99,584, offset by the sale of the copyright and all other rights in a film named “Gong Fu Nv Pai” copyright and the mobile application (Amoney) assets to an unrelated party.

Financing activities provided $1,106,641 in cash for the year ended August 31, 2020, as compared with $3,400,000 for the year ended August 31, 2019. Our positive operating cash flow for both periods was mainly proceeds from the sale of our common stock with 2020 adding proceeds from the issuance of convertible notes and warrants.

In 2019 and 2020, we have issued several convertible promissory notes to accredited investors. These notes contain terms that allow for discounted conversions from the company’s stock price, with most at a 40% discount. These notes also contain strict terms for compliance and penalty provisions that could cost us more than the principal and accrued interest. They also have most favored nation clauses that force us to offer more favorable terms in subsequent offerings. If we are unable to secure a better form of financing, or pay off the notes before they convert, we could experience a significant drop in our stock price and face other negative consequences. Because we are penny stock, and there is a limited market for our shares, investor may not be able to recoup their investment and noteholders may not be able to sell their converted shares into the market. We may be forced to pay off the convertible debt, with existing or raised funds, which might not be available. We could be at risk of default with the noteholders. If that happens, we may be forced to defend the lawsuits, liquidate assets, etc., which would be costly and turn management’s attention away from the business. We could go out of business and you could lose your entire investment.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of August 31, 2020, there were no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of August 31, 2020 and 2019;
F-4	Consolidated Statements of Operations for the years ended August 31, 2020 and 2019;
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2020 and 2019;
F-6	Consolidated Statements of Cash Flows for the years ended August 31, 2020 and 2019;
F-7	Notes to Consolidated Financial Statements

Yu Certified Public Accountant PC

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AB International Group Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB International Group Corp (the “Company”) as of August 31, 2020, and 2019, and the related consolidated statements of operations, statements of changes in stockholders’ equity and consolidated statements of cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of AB International Group Corp as of August 31, 2020, and 2019, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter - Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Accounting Standards Codification Topic 842, Leases, effective September 1, 2019.

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

New York, New York

December 9, 2020

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Email: info@yucpa.net

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$2,455,061	$1,564,750
Prepaid expenses	11,024	21,970
Accounts receivable	137,700	35,300
Related party receivable	87,581	34,994
Due from shareholders	61,500	—
Note receivable	—	1,047,040
Interest receivable	26,240	8,725
Receivable on asset disposal	—	1,280,000
Total Current Assets	2,779,106	3,992,779

Fixed assets, net	16,408	20,124
Leasehold improvement, net	85,345	134,523
Right of Use Lease Assets, net	126,354	—
Intangible assets, net	175,000	413,793
Long-term prepayment	1,742,080	—
Other assets	18,427	15,027
TOTAL ASSETS	$4,942,721	$4,576,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$364,979	$116,664
Current portion of obligations under operating leases	73,664	—
Convertible note and derivative liability	438,921	—
Due to shareholder	476	2,037
Tax payable	56,750	64,564
Other payable	3,584	161,856
Total Current Liabilities	938,374	345,121

Non-Current Liabilities
Obligations under Operating Leases, non-current	48,249	—
Total Liabilities	986,623	345,121

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 46,661,417 and 4,822,016 shares issued and outstanding, as of August 31, 2020 and August 31, 2019, respectively	46,661	4,822
Additional paid-in capital	7,271,983	6,520,980
Accumulated deficit	(2,970,881)	(1,452,020)
Unearned shareholders' compensation	(391,666)	(842,657)
Total Stockholders’ Equity	3,956,097	4,231,125
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,942,721	$4,576,246

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	August 31,
	2020	2019

Revenue	$448,343	$433,567
Cost of revenue	177,577	174,533
Gross Profit	270,766	259,034

OPERATING EXPENSES
General and administrative expenses	(1,346,525)	(525,109)
Research and development expenses	(108,800)	—
Related party salary and wages	(184,768)	(176,979)
Total Operating Expenses	(1,640,094)	(702,088)

OTHER INCOME (EXPENSES)
Loss on sale of intangible assets	—	29,330
Interest income	166,352	9,089
Interest expense	(255,512)	—
Gain /(loss) from change in fair value	(64,584)	—
Total other income (expenses)	(153,743)	38,419

LOSS FROM OPERATIONS
Income tax provision	—	—
Net loss from operations	(1,523,071)	(404,635)

NET INCOME (LOSS)	$(1,523,071)	$(404,635)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.21)	$(0.11)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.02)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	7,186,259	3,767,041
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	81,964,690	3,767,041

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125
Common shares issued for cash at $0.0350 or $0.0205 per share	21,000,000	21,000	554,500	—	—	575,500
Common shares issued from note conversions	18,014,401	18,014	291,880	—	—	309,894
Common shares issued from warrant exercises	3,250,000	3,250	39,997	—	—	43,247
Common shares issued to officers for services	—	—	—	—	169,768	169,768
Common shares returned due to officer resignations	(425,000)	(425)	(280,797)	—	281,222	—
Warrant shares issued in conjunction with convertible notes	—	—	145,423	—	—	145,423
Adjustment due to “ASC 842 adoption for lease”	—	—	—	4,211	—	4,211
Net loss	—	—	—	(1,523,071)	—	(1,523,071)
Balance - August 31, 2020	46,661,417	$46,661	$7,271,983	$(2,970,880)	$(391,667)	$3,956,097

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(1,523,071)	$(404,635)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	169,768	197,052
Depreciation of fixed asset	52,446	13,079
Amortization of intangible asset	113,731	126,791
Impairment of intangible asset	125,062	—
Loss/(gain) on sales of intangible assets	—	120,000
Gain /Loss from change in fair value of derivatives	64,584	—
Interest expense	255,512	—
Non-cash note conversion fees	24,750	—
Adjustment due to ASC 842 adoption for lease	4,211	—
Non-cash lease expense	(4,441)	—
Changes in operating assets and liabilities:
Accounts receivable	(102,400)	(25,700)
Receivable on asset disposal	1,280,000	(1,280,000)
Interest receivable	(17,515)	(8,725)
Related party receivable	(52,588)	(34,994)
Prepaid expenses	10,946	301,897
Rent security & electricity deposit	(3,400)	(15,027)
Long-term prepayment	(1,742,080)	—
Accounts payable and accrued liabilities	248,314	140,223
Accrued payroll	—	(112,136)
Due to shareholder	(1,561)	—
Tax payable	(7,814)	9,217
Other payable	(157,824)	161,856
Net cash used in operating activities	(1,263,370)	(811,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of intangible asset	—	80,000
Issuance of note receivable	—	(1,047,040)
Proceeds collected from note receivable	1,047,040	—
Renovation of an office and an offline display store	—	(167,726)
Development of intangible asset	—	(99,584)
Net cash used in / (provided by) investing activities	1,047,040	(1,234,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes and warrants	592,641	—
Proceeds from common stock issuances	514,000	3,400,000
Net cash provided by financing activities	1,106,641	3,400,000

Net increase in cash and cash equivalents	890,311	1,354,549
Cash and cash equivalents - beginning of year	1,564,750	210,202
Cash and cash equivalents - end of the year	$2,455,061	$1,564,750

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Activities:
Issuance of warrants in conjunction with convertible notes	$145,423	$—
Cashless warrant exercises	$(43,247)	$—
Convertible notes converted to common shares	$(309,894)	$—
Common shares returned for cancelled acquisition of iCrowdU	$—	$(10,000)
Prepaid expense reversed for cancelled acquisition of iCrowdU	$—	$10,000
Additions to ROU assets from operating lease liabilities	$228,510	$—
Common shares returned due to officer resignations	$(228,222)	$—

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and August 31, 2019

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property. We are engaged to acquisition and distribution of movies. We have a patent license to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. We had launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts based on WeChat platform in February 2019, utilizing Artificial Intelligence, it is a matching platform for performers, advertiser merchants, and owners for more efficient services. We generate revenues through an agency service fee from each matched performance

On January 22, 2016, our former sole officer, who owned 83% of our outstanding common shares, sold all of his common shares to unrelated investor Jianli Deng. After the stock sale, we modified our business to focus on the creation of a mobile app marketing engine. The app was designed for movie trailer promotions and we planned to generate a subscriber base of smartphone users primarily through pre-installed app smartphone makers, online app stores, WeChat official accounts, Weibo and other social network media outlets and sell prepaid cards or coins to movie distributors or other video advertisers in China. We created the app “Amoney” for the Android smartphone platform to develop a WeChat micro-shop that was designed to display and deliver a variety of information and links for download or online watch prices in the China market.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. The Company decided that 100% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account should be impaired.

In June, 2019, the Company completed the development of a video mix APP for social video sharing via iOS and Android smartphones. This app was originally planned to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together” as similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. However, the Company decided to focus on the “Ai Bian Quan Qiu” platform as its main business and thus sold the video mix APP to Anyone Pictures Limited, which holds 242,980 common shares of the Company, for $422,400 with a gain of $59,792 in August of 2019. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events were suspended. The Company decided to shut down the Ai Bian Quan Qiu platform, which has created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms.

In August of 2019, the Company entered into a one-year loan agreement to lend $1,047,040 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited, for producing films and digital videos in Hong Kong. The term of note receivable is from August 1, 2019 to July 31, 2020. This loan principal balance was paid off in full in July, 2020.

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable is from September 4, 2019 to March 3, 2020. This loan balance was paid off in full on May 4th, 2020 with two months’ extension.

On April 22, 2020, the Company has announced the first phase development of it’s a video streaming service, the Company expects a full launch by December, 2020. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model. The Company is currently designing and creating the website, the Company's professional team are sourcing such dramas and films to prepare the ABQQ.tv official launch in December, 2020. As of August 31, 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. For the year ended August 31, 2020, there were intercompany receivable and payables balance of $9,060, which is offset to zero in the consolidated financial statements. No intercompany balances or transactions existed during the year ended August 31, 2019.

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

Foreign Currency Transactions

The Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Accounts Receivable

Accounts receivable consist of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the years ended August 31, 2020 and August 31, 2019, and no write-off for bad debt were recorded for the years ended August 31, 2020 and August 31, 2019.

Prepaid Expenses

Prepaid expenses primarily consist of consulting fees that have been paid in advance and prepayments of OTC market annual fee, website domain fee, TV promotion fee, and investor relation fee.

The prepaid balances are amortized when the related expense is incurred.

Note Receivable

Note receivable is a one-year note bearing annual interest of 10% with the principal payable annually at the end of the term. Interest is due and payable, at the election of the Company, in cash on the Maturity Date, as applicable, or if the note receivable is prepaid earlier, on such prepayment date. Therefore, interest income is recorded along with interest receivable throughout the note outstanding periods.

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

Lease property under operating lease

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve financial reporting about leasing transactions. This guidance required organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued new guidance which included an option to not restate comparative periods in transition. Under this new guidance, a company applies the standard to leases in place as of the date of initial application, records a cumulative-effect adjustment to retained earnings as of the first day of the adoption year, and follows the new rules for all leases entered or modified going forward.  The Company adopted this new standard on June 1, 2020 with no retrospective adjustments to prior comparative periods. In accordance with ASC 250-10-45-14, a change in accounting principle made in an interim period shall be reflected as if the entity had adopted the new principle on the first day of the adoption year, which is September 1, 2019 for the Company. As such, the adoption of ASC 842 lease accounting standard has resulted in $196,813 lease liabilities with corresponding $201,025 ROU assets net of amortization as of September 1, 2019 based on the present value of the remaining rental payments under current leasing standards for existing leases. The remaining balance of lease liabilities are presented within the current portion of lease liabilities and the non-current portion of lease liabilities on the Consolidated Balance Sheet.

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

Impairment losses are included in G&A expense. For the year ended August 31, 2020, the impairment loss of intangible assets was $125,062, including $48,000 for the intellectual assets acquired from KryptoKiosk Limited and $77,062 for the performance matching platform “Ai Bian Quan Qiu” and its WeChat official account.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2020, there was unrecognized tax benefits. Please see Notes 14 for details.

Value-Added Taxes

The Company generates revenue in People's Republic of China (PRC) via the “Ai Bian Quan Qiu” platform and is subject to a value-added tax at an effective rate of 6%. In accordance with PRC law, the Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable.

For the year ended August 31, 2020, the Company’s revenue generated from the “Ai Bian Quan Qiu” platform is subject to VAT at a rate of 6% and subject to surcharges at a rate of 12% of the VAT payable.

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

 The number of diluted shares from warrants is the upper limit to which warrants can be converted into common shares and adjusted for anti-dilution clauses.

As of August 31, 2020, 6,614,769 potentially diluted shares were from convertible notes and 68,163,661 potentially diluted shares were from warrants. 68,163,661 diluted shares are the maximum number of common shares these warrants can be converted into. No potentially dilutive debt or equity instruments were issued or outstanding as of August 31, 2019.

	Years Ended
	August 31,
Diluted shares not included in basic loss per share computation	2020	2019
Warrants	68,163,661	—
Convertible notes	6,614,769	—

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 .

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” to remove specific exceptions to the general principles in Topic 740 and to simplify accounting for income taxes. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815,” which clarifies the interaction of the accounting for equity investments under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $11,024 and $21,970 as of August 31, 2020 and August 31, 2019, respectively. Prepaid expense at August 31, 2020 primarily included $11,000 prepayment of OTC market annual fee.

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

On May 4th, 2020, All In One Media paid off the loan principal of $1,049,600 with 5 months’ interest of $43,717. The Company has received 2 months’ extra interest income due to the delay in payment from All In One Media Ltd. On July 31, 2020, All In One Media paid off the loan principal of $1,047,040. As of August 31, 2020, and August 31, 2019, the Note receivable balance was $0 and $1,047,040, respectively and the interest receivable balance was $26,240 and $8,725, respectively. For the year ended August 31, 2020, the Company has generated an interest income of $166,000 from these two note receivables.

On July 31, 2020, All In One Media paid off the loan principal of $1,047,040 with 3 months interest of $26,240 as interest receivable outstanding as of August 31, 2020.  Refer to subsequent event disclosures in Note 17.

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

The total original cost was $167,278, including $146,304 for renovation of the office and the store and $20,974 office furniture and appliances. The accumulated depreciation was $65,525 and $12,631 at August 31, 2020 and August 31, 2019, respectively.

	August 31,	August 31,
	2020	2019
Appliances and furniture	$20,974	$20,974
Leasehold improvement	146,304	146,304
Total cost	167,278	167,278
Accumulated depreciation	(65,525)	(12,631)
Property and equipment, net	$101,753	$154,647

NOTE 6 – INTANGIBLE ASSETS

As of August 31, 2020 and August 31, 2019, the balance of intangible assets are as follows;

	August 31,	August 31,
	2020	2019
Patent	$500,000	$500,000
Intellectual property: Kryptokiosk	—	72,000
Ai Bian Quan Qiu platform	—	99,584
Total cost	500,00	671,584
Accumulated amortization	(325,000)	(257,791)
Intangible asset,net	$175,000	$413,793

The two intangible assets of Krypotokiosk and Ai Bian Quan Qiu platform are both impaired to zero values because they cease in operations and do not generate revenues for the Company any more. Amortization expenses for years ended August 31, 2020 and 2019 was $113,731 and $126,791, respectively.

NOTE 7 – RIGHTS-TO-USE LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	August 31,	August 31,
	2020	2019
Leased properties under operating leases	$228,510	$—
Less: accumulated amortization	(102,156)	—
Right-to-use asset, net	$126,354	$—

The estimated amortization expenses for each of the two succeeding years is as follows:

Year ending August 31,	Amortization expense
2021	$77,082
2022	$49,273
Total	$126,355

NOTE 8 - LONG-TERM PREPAYMENT

In September 2019, the Company entered into an agreement with Guangzhou Yuezhi Computer Ltd.   for upgrading software of the “Ai Bian Quan Qiu” platform at a cost of $128,000. $108,800 was paid upon signing the agreement and recorded as long-term prepayment in Q1, FY2020. As COVID-19 restricted crowd-gathering, “Ai Bian Quan Qiu” platform has not generated any revenue since mid-January, 2020, the Company impaired 80% of the “Ai Bian Quan Qiu” platform intangible asset value in Q2 FY2020 and the remaining 20% intangible asset in Q4 FY2020. As such, $108,800 prepayment was expensed as research and development expense from the previously recognized long-term prepayment asset.

As of August 31, 2020, the long-term prepayment balance of $1,742,080 relates to three movie copyrights and two broadcast rights for a movie and a TV series as below:

•	In November 2019, the Company acquired two movie copyrights at a price of $256,000 for “Lushang” (English name: “On The Way”) and $115,200 for “Qi Qing Kuai Che” (English name: “Confusion”). Both of them have been fully paid and recorded as long-term prepayment.

•	In January 2020, the Company acquired a movie copyright “Ai Bian Quan Qiu” (English name: “Love Over The World”) at a price of $870,978. As of May 31, 2020, $640,000 has been paid and recorded as long-term prepayment for this movie copyright.

•	In June 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively. As of August 31, 2020, $435,200 and $295,680 has been paid and recorded as long-term prepayment for “If time could stop at the moment when we first met” and “Huafeng”, respectively . “If time could stop at the moment when we first met” and “Huafeng” can be both exclusively broadcasted on the video streaming website of abqq.tv after the website is officially launched.

NOTE 9 - CONVERTIBLE NOTES

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

The term of this convertible note is 9 months with the maturity date on August 18, 2020.  The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 24.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 55.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading Days on which at least 100 shares of common stock were traded including and immediately preceding the Conversion Date.

In connection with the issuance of the Note, the Company granted EMA Financial a five-year cashless warrant (the “Warrant”) to purchase 30,000 shares of common stock at an exercise price of $12.5 per share.

On December 13, 2019, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One” or the “Holder”), pursuant to which we issued and sold to the Peak One a convertible promissory note. The Note has an original principal amount of $235,000, and upon issuance, the Company is expected to receive net proceeds of $211,500 after subtracting an original issue discount of $23,500 per the Note agreement. This Note carries a prorated original issue discount of up to $23,500 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.

As part of initial closing the outstanding principal amount shall be $85,000 and the Holder shall pay $76,500 of the consideration (the “First Tranche ”). Out of $76,500 consideration, the Company has received $65,312 cash from Peak One with the remaining $11,188 spent as legal expense for note issuance and due diligence fees. Peak One has converted all the convertible notes into 1,096,846 common shares by July 16th, 2020.

The term of this convertible note is 1 year with the maturity date on December 09, 2020. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to the lesser of (a) $10.00 or (b) Sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Conversion Price is less than $0.01 per share, then Sixty percent (60%) shall automatically adjust to Fifty percent (50%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debenture), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

In connection with the issuance of the Note, the Company granted Peak One a five-year cashless warrant (the “Warrant”) to purchase 10,000 shares of common stock at an exercise price of $10 per share. As of August 31, 2020, Peak One exercised 87% of the total warrant shares to acquire 3,250,000 common shares through cashless exercises.

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

As part of initial first tranche closing on January 8th, 2020 the outstanding principal amount shall be $40,500 and the Holder shall pay $36,500 of the consideration (the “First Tranche”). Out of $36,500 consideration, the Company has received $34,992 cash from Crown Bridge with the remaining $1,508 spent as legal expense for note issuance and due diligence fees.

As part of the second tranche closing on July 23rd, 2020 the outstanding principal amount shall be $50,000 and the Holder shall pay $47,500 of the consideration (the “Second Tranche”). Out of $47,500 consideration, the Company has received $42,987 cash from Crown Bridge with the remaining $ 4,513 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 1 year with the maturity date on January 8, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal lesser (i) fifteen percent (15%) per annum or (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The Conversion Price shall be the lesser of (i) the lowest closing price of the Common Stock during the previous twenty (20) Trading Day period ending on the latest complete Trading Day prior to the date of this Note or (ii) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events) (also subject to adjustment as further described herein). The "Variable Conversion Price" shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest one (1) Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the lesser of the (i) lowest traded price and (ii) lowest closing bid price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets.

In connection with the issuance of each tranche of the Note, the Company granted Crown Bridge a five-year cashless warrant (the “Warrant”) to purchase 4,680 shares of common stock at an exercise price of $12.5 per share.

On December 31, 2019, the Company closed a private financing with Auctus Capital Partners, LLC, (“Auctus” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $75,000 with no original discount upon issuance.

As part of initial closing the outstanding principal amount shall be $75,000 and the Holder shall pay $75,000 of the consideration (the “First Tranche”). Out of $75,000 consideration, the Company has received $59,342 cash from Auctus with the remaining $15,658 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 9 months with the maturity date on September 30, 2020. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal the lesser of (i) twenty-four percent (24%) per annum and (ii) the maximum amount permitted under law from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price is the lesser of: (i) the lowest closing price of the Common Stock during the previous twenty (20) Trading Day period ending on the latest complete Trading Day prior to the date of this Note, and (ii) the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (as defined herein) (representing a discount rate of 40%). “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the twenty (20) Trading Days on which at least 100 shares of Common Stock were traded including and immediately preceding the Conversion Date. “Trading Price” means, for any security as of any date, the lowest trade price on the OTC Pink, OTCQB or applicable trading market as reported by a reliable reporting service (“Reporting Service”) designated by the Holder or, if the OTC Pink is not the principal trading market for such security, the trading price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no trading price of such security is available in any of the foregoing manners, the average of the trading prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.

On February 13, 2020, the Company closed a private financing with East Capital Investment Corporation (“East Capital” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000 with no original discount upon issuance.

As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $50,000 of the consideration (the “First Tranche”). Out of $50,000 consideration, the Company has received $43,492 cash from EMA Financial with the remaining $6,508 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 1 year with the maturity date on February 13,2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties.

On February 19, 2020, the Company closed a private financing with Fidelis Capital, LLC, (“Fidelis” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000 with no original discount upon issuance.

As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $50,000 of the consideration (the “First Tranche”). Out of $50,000 consideration, the Company has received $43,487 cash from Fidelis with the remaining $6,513 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 1 year with the maturity date on February 19, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties.

On March 12, 2020, the Company closed a private financing with Armada Capital Partners, LLC, (“Armada” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $38,500 and an original issue discount of $3,500 per the Note agreement.

As part of initial closing the outstanding principal amount shall be $38,500 and the Holder shall pay $35,000 of the consideration (the “First Tranche”). Out of $35,000 consideration, the Company has received $32,992 cash from Fidelis with the remaining $2,008 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 1 year with the maturity date on March 12, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties. In connection with the issuance of the Armada Note, the Company granted Armada a five-year cashless warrant (the “Warrant”) to purchase 4,200 shares of the Company’s common stock at an exercise price of $12.50 per share.

On July 17, 2020, the Company closed a private financing with EMA Financial, LLC (“EMA Financial” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000, and upon issuance, carries a prorated original issue discount of up to $2,500 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.

As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $47,500 of the consideration. Out of $47,500 consideration, the Company has received $42,987 cash from EMA Financial with the remaining $4,513 spent as legal expense for note issuance and due diligence fees.

The term of the convertible note is 1 year with the maturity date on July 17, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 24.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

On July 24, 2020, the Company closed a private financing with Power Up Lending Group Ltd., (“Power up” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $130,000 with no original discount upon issuance.

As part of initial closing the outstanding principal amount shall be $130,000 and the Holder shall pay $130,000 of the consideration (the “First Tranche”). Out of $130,000 consideration, the Company has received $116,079 cash from EMA Financial with the remaining $13,921 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 1 year with the maturity date on July 24, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

On August 18, 2020, the Company closed another private financing with Power Up Lending Group Ltd., (“Power up” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $63,000 with no original discount upon issuance.

As part of closing the outstanding principal amount shall be $63,000 and the Holder shall pay $63,000 of the consideration (the “Second Tranche”). Out of $63,000 consideration, the Company has received $54,939 cash from EMA Financial with the remaining $8,061 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is one year with the maturity date on August 18, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date .

The below table summarizes all the convertible notes issued during the year ended August 31, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
EMA Financial	November 18, 2019	August 18, 2020	$75,000	$68,500	$6,500	$18,763	$64,737
Peak One Opportunity	December 9, 2019	December 9, 2022	$85,000	$76,500	$8,500	$11,188	$65,312
Crown Bridge (Tranche I)	January 8, 2020	January 8, 2021	$40,500	$36,500	$4,000	$1,508	$34,992
Auctus Fund Note	December 31, 2019	September 30, 2020	$75,000	$75,000	$—	$15,658	$59,342
East Capital	February 13, 2020	February 13, 2021	$50,000	$50,000	$—	$6,508	$43,492
Fidelis Capital	February 19, 2020	February 19, 2021	$50,000	$50,000	$—	$6,513	$43,487
Armada Partners	March 12, 2020	March 12, 2021	$38,500	$35,000	$3,500	$2,008	$32,992
EMA Financial	July 17, 2020	July 17, 2021	$50,000	$47,500	$2,500	$4,513	$42,987
Crown Bridge (Tranche II)	July 23, 2020	July 23, 2021	$40,500	$36,500	$4,000	$2,208	$34,292
Power Up Lending (Tranche I)	July 24, 2020	July 24, 2021	$130,000	$130,000	$—	$13,921	$116,079
Power Up Lending (Tranche II)	August 18, 2020	August 18, 2021	$63,000	$63,000	$—	$8,061	$54,939
			$697,500	$668,500	$29,000	$90,853	$592,647

The following table summarizes the convertible note and derivative liability in the balance sheet at August 31, 2020:

Balance, August 31, 2019	$—
Principal	$436,046
Discount on Note issuance	$(75,074)
Accrued interest expense	$13,365
Derivative liability	$64,584
Balance, August 31, 2020	$438,921

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used as of August 31, 2020 include (1) risk-free interest rates of 0.12% - 0.17%, (2) expected equity volatility of 64.4% - 82.9%, (3) zero dividends, (4) discount for lack of marketability of 30% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation date of August 31, 2020.

The Company recognizes loss due to convertible feature of $ 64,584 in the income statement for the year ended August 31, 2020.

The Holders converted convertible notes to common shares throughout Q4 of FY2020 as below:

EMA Financial:

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
June 2, 2020	4,775	—	4,775	1,000	70,225	$3.85000	1,500
June 22, 2020	3,040	—	3,040	1,000	67,185	$0.80800	5,000
June 25, 2020	3,433	—	3,433	1,000	63,753	$0.17730	25,000
July 1, 2020	5,000	—	5,000	1,000	58,753	$0.12000	50,000
*July 7, 2020	8,660	—	8,660	1,000	65,093	$0.06440	150,000
July 9, 2020	7,050	—	7,050	1,000	58,043	$0.03220	250,000
July 14, 2020	5,000	—	5,000	1,000	53,043	$0.02000	300,000
July 16, 2020	5,900	—	5,900	1,000	47,143	$0.02000	345,000
July 20, 2020	6,200	—	6,200	1,000	40,943	$0.02000	360,000
July 21, 2020	7,440	—	7,440	1,000	33,503	$0.02000	422,000
July 24, 2020	7,298	—	7,298	1,000	26,205	$0.01844	450,000
August 3, 2020	5,864	—	5,864	1,000	20,341	$0.01320	520,000
August 10, 2020	9,560	—	9,560	1,000	10,781	$0.01320	800,000
August 21, 2020	5,496	—	5,496	1,000	5,285	$0.00812	800,000
Total	84,716	—	84,716	14,000			4,478,500

*On July 7,2020, $8,660 of the EMA Financial convertible note was converted to 150,000 shares of common stock at a conversion price $ 0.0644, 55% of the lowest trading price in the 20 days prior to the conversion dates. Additional most-favored-nation (MFN) principal of $15,000 was triggered when the conversion price is lower than $0.1. Therefore, the remaining EMA Financial convertible note principle balance was $65,093, including $15,000 MFN principal.

Peak One:

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
June 22, 2020	10,000	—	10,000	—	75,000	$1.21200	8,250
June 25, 2020	10,000	—	10,000	—	65,000	$0.31800	31,446
June 29, 2020	10,000	—	10,000	—	55,000	$0.21660	46,168
July 1, 2020	10,000	—	10,000	—	45,000	$0.18000	55,555
July 7, 2020	10,000	—	10,000	—	35,000	$0.12000	83,333
July 9, 2020	10,000	—	10,000	—	25,000	$0.06012	166,333
July 13, 2020	10,000	—	10,000	—	15,000	$0.04860	205,761
July 15, 2020	7,500	—	7,500	—	7,500	$0.03000	250,000
July 16, 2020	7,500	—	7,500	—	—	$0.03000	250,000
Total	85,000	—	85,000	—			1,096,846

Auctus Capital Partners:

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
July 9, 2020	3,180	3,760	6,941	750	71,820	$0.03006	255,841
July 15, 2020	3,738	118	3,857	750	68,081	$0.01500	307,100
July 17, 2020	4,649	37	4,686	750	63,433	$0.01500	362,400
August 3, 2020	4,117	295	4,413	750	59,315	$0.00990	521,500
August 25, 2020	6,130	358	6,488	750	53,185	$0.00609	1,188,499
August 27, 2020	7,855	29	7,884	750	45,330	$0.00609	1,417,693
August 31, 2020	12,036	50	12,085	750	33,295	$0.00609	2,107,596
Total	41,705	4,648	46,353	5,250			6,160,629

Crown Bridge (Tranche I):

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
July 17, 2020	4,375	—	4,375	1,250	36,125	$0.02250	250,000
August 3, 2020	2,834	—	2,834	1,250	33,291	$0.01485	275,000
August 24, 2020	6,438	—	6,438	1,250	26,853	$0.00905	850,000
August 26, 2020	5,986	—	5,986	1,250	20,867	$0.00905	800,000
Total	19,633	—	19,633	5,000			2,175,000

East Capital:

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
August 27, 2020	5,300	2,100	7,400	—	44,700	$0.01218	607,553
August 28, 2020	18,100	200	18,300	—	26,600	$0.01218	1,502,463
Total	23,400	2,300	25,700	—			2,110,016

Fidelis Capital:

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
August 25, 2020	9,000	—	9,000	—	41,000	$0.01218	738,916
Total	9,000		9,000	—			738,916

Armada Partners:

Conversion date	Principal Amount Converted	Interest Amount Converted	Conversion value	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
August 26, 2020	13,000	1,743	14,743	500	25,500	$0.01215	1,254,494
Total	13,000		14,743	500			1,254,494

NOTE 10 - WARRANTS

On December 9, 2019, January 8, 2020, January 17, 2020, March 12, 2020, July 23, 2020 and July 30, 2020 the Company issued warrants to EMA Financial, Peak One Opportunity, Crown Bridge, and Armada Partners in conjunction with their convertible notes (see Note 9). Classified as equity, these detachable warrants issued in a bundled transaction with convertible notes are accounted for separately as additional paid-in capital for the portion of the proceeds allocated to them. The allocation of the sales proceeds between the base instrument of convertible notes and the warrants are allocated based on the relative fair values of the base instrument of convertible notes and the warrants following the guidance in ASC 470-20-25-2.

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

The fair value of the stock warrants granted to Crown Bridge (Tranche I) was estimated at $17,443 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.89%, expected dividend yield of zero, remaining contractual life of 4.86, and an average expected volatility of 57.97%.

The fair value of the stock warrants granted to Armada was estimated at $12,341 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.29%, expected dividend yield of zero, remaining contractual life of 4.78, and an average expected volatility of 61.54%.

The fair value of the stock warrants granted to Crown Bridge (Tranche II), issued on July 23, 2020 was estimated at $126,112 on August 31, 2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $0.00905 per share, average risk-free interest rate of 0.28%, expected dividend yield of zero, remaining contractual life of 4.90, and an average expected volatility of 55.33%.

The fair value of the stock warrants granted to Peak One, a standalone warrant issued on July 30, 2020 was estimated at $45,722 on August 31, 2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $0.1 per share, average risk-free interest rate of 0.27%, expected dividend yield of zero, remaining contractual life of 4.92, and an average expected volatility of 55.29%.

Peak One exercised warrant shares to acquire common shares via cashless exercises throughout Q4 of FY2020 as below:

On July 20, 2020, 250,358 anti-dilution adjusted warrant shares were exercised to acquire 250,000 shares of common stock at $0.03 per share through a cashless exercise.

On July 21, 2020, 250,358 anti-dilution adjusted warrant shares were exercised to acquire 250,000 shares of common stock at $0.03 per share through a cashless exercise.

On July 23, 2020, 250,358 anti-dilution adjusted warrant shares were exercised to acquire 250,000 shares of common stock at $0.03 per share through a cashless exercise.

On July 29, 2020, 250,358 anti-dilution adjusted warrant shares were exercised to acquire 250,000 shares of common stock at $0.03 per share through a cashless exercise.

On August 04, 2020, 250,358 anti-dilution adjusted warrant shares were exercised to acquire 250,000 shares of common stock at $0.03 per share through a cashless exercise.

On August 11, 2020, 500,715 anti-dilution adjusted warrant shares were exercised to acquire 500,000 shares of common stock at $0.03 per share through a cashless exercise.

On August 21, 2020, 500,715 anti-dilution adjusted warrant shares were exercised to acquire 500,000 shares of common stock at $0.03 per share through a cashless exercise.

On August 25, 2020, 500,489 anti-dilution adjusted warrant shares were exercised to acquire 500,000 shares of common stock at $0.0205 per share through a cashless exercise.

On August 31, 2020, 500,489 anti-dilution adjusted warrant shares were exercised to acquire 500,000 shares of common stock at $0.0205 per share through a cashless exercise.

If the Market Price of one share of Common Stock is greater than the Exercise Price, the Holder may elect to receive Warrant Shares pursuant to a cashless exercise, in lieu of a cash exercise, equal to the value of this Warrant determined in the manner described below (or of any portion thereof remaining unexercised) by surrender of this Warrant and a Notice of Exercise, in which event the Company shall issue to Holder a number of Common Stock computed using the formula of X = Y (A-B)/A, where X, Y, A, B are as below.

X = the number of Warrant Shares to be issued to Holder.

Y = the number of Warrant Shares that the Holder elects to purchase under this

Warrant (at the date of such calculation).

A = the Market Price (at the date of such calculation).

B = Exercise Price (as adjusted to the date of such calculation).

The exercise prices for all the warrants are subject to anti-dilution adjustments. If the Company issues common stocks under a purchase agreement, issue options, or convert notes to common stocks at a lower price than the warrant exercise prices while the warrants are still outstanding, such lower price is the base price that the warrant exercise price can be reduced to. As such, the Holder will receive additional warrant shares to keep the same warrant value as the original issuance before the exercise price is adjusted down.

A summary of the status of the Company’s warrants as of August 31, 2020 is presented below. The number of shares is adjusted in accordance with the anti-dilution adjustment and equals the original number of warrant shares times the original exercise prices divided by based prices. Base price is either the note conversion price or the share issuance price used by the Company while the warrants are outstanding.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as at August 31,2019	—	—
Warrants granted	803,920	88,649,948
Exercised, forfeited or expired	(10,000)	(20,486,287)
Outstanding at August 31,2020	793,920	68,163,661
Exercisable at August 31, 2020	793,920	68,163,661

The following table summarizes information about the Company’s warrants as of August 31, 2020:

Warrants outstanding					Warrants exercisable

	Exercise price(1)	Anti-dilution Adjusted Number outstanding(2)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

EMA Financial	$0.01	46,182,266	2.97	$0.00550	46,182,266	$0.00550
Peak One	$0.02	579,678	0.04	$0.00017	579,678	$0.00017
Crown Bridge (Tranche I)	$0.01	6,716,418	0.43	$0.00089	6,716,418	$0.00089
Armada Partners	$0.01	4,310,345	0.29	$0.00077	4,310,345	$0.00077
Crown Bridge (Tranches II)	$0.01	6,716,418	0.48	$0.00089	6,716,418	$0.00089
Peak One Opportunity	$0.02	3,658,537	0.26	$0.00110	3,658,537	$0.00110
Total		68,163,661	4.47	$0.00933	68,163,661	$0.00933

(1). Exercise price is reduced to the latest base price. Base price is either the note conversion price or the share issuance price, which the Company used while the warrants were outstanding.

(2). The number of shares is adjusted in accordance with the anti-dilution clause per the warrant agreement and equals the original number of warrant shares times the original exercise prices divided by base price.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at August 31, 2020 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of August 31, 2020 are summarized below:

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Fair value at August 31, 2020
Derivative liabilities	$—	$—	$64,584	$64,584

Derivative liabilities embedded in convertible notes

Fair value at September 1, 2019	$—
Increase in liability	18,084
Fair value at November 30, 2019	18,084
Increase in liability	34,683
Changes in the fair value	(2,441)
Fair value at February 29, 2020	$50,326
Increase in liability	4,650
Changes in the fair value	(660)
Fair value at May 31, 2020	54,316
Increase in liability	18,558
Changes in the fair value	(8,290)
Fair value at August 31, 2020	$64,584

NOTE 12– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. During the years ended August 31, 2020 and 2019, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the years ended August 31, 2020 and 2019 are $61,440 and $60,928, respectively.

Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng, has been collecting revenue on behalf of the Company from the performance matching platform “Ai Bian Quan Qiu”. As of August 31, 2020, the Company has $87,581 related party receivable from Youall Perform Services Ltd for the revenue collected from “Ai Bian Quan Qiu” on behalf of the Company.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from “Ai Bian Quan Qiu” due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment is expensed as research and development expense. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 will be due on the twenty first month after the contract related signing date of July 31, 2020.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

During the years ended August 31, 2020, $169,768 was paid to five executives in the form of stock-based compensation and $15,000 cash salary was paid to the Chief Financial Officer.

On August 29, 2020, the Company entered into a Separation Agreement and Release with each of Jianli Deng, Lijun Yu and Linqing Ye. Pursuant to the agreements, Mr. Deng resigned as Secretary and Treasurer, Ms. Yu resigned as Chief Marketing Officer and Mr. Ye resigned as Chief Operating Officer. Mr. Deng will remain on as a member of our board of directors. The Separation and Release Agreement cancelled the employment agreements for each of Messrs. Deng, Yu and Ye, and provided them each an indebtedness payment within five (5) business days of the agreements. Mr. Deng will receive $110,000 USD, Ms. Yu will receive $110,000 USD and Mr. Ye will receive $120,000 USD. We received a release of all claims from these prior officers. In addition, Mr. Deng, Ms. Yu, and Mr. Deng agreed to return to the Company their unvested restricted shares of 130,556, 147,222, and 147,222, respectively.

NOTE 13– EQUITY

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

 The Company issued and cancelled the following common shares during the year ended August 31, 2020:

•	10,000,000 common shares issued at $0.035 per share to five unrelated parties for proceeds of $350,000 during Q4, FY2020. The five unrelated parties include All In One Media Limited, Capitalive Holdings Limited,KangDi Liu, Yilin Liu, and Zestv Features Limited.

•	11,000,000 common shares issued at $0.0205 per share to five unrelated parties for proceeds of $225,500 during Q4, FY2020. The five unrelated parties include All In One Media Limited, KangDi Liu, Mingpeng Ou , Weishan Jian , Xinyang Liu.

•	18,014,401 common shares issued from note conversions for total proceeds of $309,894. Please refer to Note 9 for detailed conversion price.

•	3,250,000 common shares issued from warrant exercise at $0.03 and $0.0205 per share for total proceeds of $43,247 during Q4, FY 2020.

•	425,000 restricted common shares cancelled due to the resignations of Secretary and Treasurer, Chief Marketing Officer, and Chief Operating Officer, who received these shares from the upfront issuances of restricted shares as stock-based compensation upon inauguration.

The Company issued the following warrant shares during the year ended August 31, 2020:

•	During FY2020 the Company issued six five-year warrants to purchase up to 803,920 shares of common stock at an exercise price of $10.00 per share, $12.50 per share, or $0.1 per share. The exercise prices for all the warrants are subject to anti-dilution adjustments. Refer to Note 10 for further details.

The Company has 46,661,417 and 4,822,016 shares issued and outstanding, as of August 31, 2020 and August 31, 2019, respectively. These common shares were held by approximately 520 and 513 shareholders of record at August 31, 2020 and August 31, 2019, respectively.

On July 30, 2020, the Company entered into an Equity Purchase Agreement (the “Financing Agreement”) with Peak One. Although we are not mandated to sell shares under the Financing Agreement, the Financing Agreement gives us the option to sell to Peak One, up to $10,000,000 worth of our common stock over the period ending twenty-four (24) months after the date the Registration Statement of which this prospectus forms a part is deemed effective. In consideration for Peak One’s execution and performance under the Financing Agreement, the Company issued a warrant to purchase 750,000 shares of Common Stock, as Warrant Shares (as defined in the Financing Agreement), to Peak One in July 2020. As of August 31, 2020, there were no put shares issued to Peak One.

On July 30, 2020, the Company also entered into a registration rights agreement with Peak One (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the purchase shares. The Registration Statement of which this prospectus forms a part is being filed to comply with the Registration Rights Agreement. We must our reasonable efforts to keep the registration statement continuously effective under the Securities Act until all of the Warrant Shares and purchase shares have been sold there under or pursuant to Rule 144 .

The Company will not receive any proceeds from the sale of the shares of our common stock by Peak One. However, we will receive proceeds from our initial sale of shares to Peak One pursuant to the Financing Agreement. We will sell shares to Peak One at a price equal to 88% of the Market price. The Market price is the lesser of the lowest closing bid price immediately preceding the put date, or the lowest closing bid price of our common stock during the ten (10) consecutive trading day period beginning on the date on which we deliver a put notice to Peak One.

NOTE 14– INCOME TAXES

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of August 31, 2020 and August 31, 2019:

	August 31,	August 31,
	2020	2019
Deferred tax asset attributable to:
Net operating loss carry over	$447,765	$201,056
Less: valuation allowance	(447,765)	(201,056)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $447,765 as of August 31, 2020 and $201,056 as of August 31, 2019. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2020 and August 31, 2019.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended August 31, 2020 and August 31, 2019:

	Years ended
	August 31,
	2020	2019
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the years ended August 31, 2020 and August 31, 2019, the Company and its subsidiary have incurred a loss of (1,523,071) and ($404,635), respectively. As a result, the Company and its subsidiary did not incur any income tax during the years ended August 31, 2020 and August 31, 2019.

 NOTE 15 – CONCENTRATION RISK

69% and 70% of revenue was generated from one customer during the years ended August 31, 2020 and August 31, 2019, respectively.

100% of the account receivable balance was due from one customer as of August 31, 2020 and August 31, 2019.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises and a display store under non-cancelable operating lease agreements with an option to renew the lease. On February 21, 2020, the display store lease for a monthly rent of $1,766 was updated with a lower monthly rent of $768 per month from February 23, 2020 to February 22, 2021 and $968 from February 23, 2021 to February 22, 2022. The cash lease expense for the years ended August 31, 2020 and 2019 was $79,488 and $34,381, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $125,440 as of August 31, 2020, of which $76,608 was within one year.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $79,258 lease expenses for the year ended August 31, 2020

As of August 31,	Commitments
2021	$76,608
2022	$48,832
Total Lease Payments	$125,440
Less: imputed interest	$(3,527)
Present value of lease liabilities	$121,913
Current portion of obligations under operating leases	$73,664
Obligations under operating leases, non-current	$48,249

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2020 to the date these financial statements were issued.

Covid-19 impact:

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in the U.S. and international markets. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. It is too early to quantify the impact this situation will have on company revenue and profits at this time. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of supplies used in operations, etc. Accordingly, Management is evaluating the Company’s liquidity position, reduction in revenues, and reviewing the analysis of the Company’s financial performance as the Company seeks to withstand the uncertainty related to the coronavirus. As no large-crowd gathering has been allowed since the outbreak of COVID-19, the Company has not generated any revenue from the Ai Bian Quan Qiu performance matching platform. Consequently, the Company has decided to impair all of the intangible asset carrying value related to the Ai Bian Quan Qiu performance matching platform and its Wechat official account, given that it is uncertain whether this platform will continue generating any revenue.

Subsequent cash receipt for investments:

On September 1, 2020, the Company received the outstanding cash investment from Mingpeng Ou for issuing 3,000,000 shares of common stocks at a price of $0.0205 per share. Therefore, $61,500 due from shareholder at August 31, 2020 was reduced to zero.

Issuance of convertible notes:

On September 1, 2020, we entered into a Securities Purchase Agreement (“JSC SPA”) with Jefferson Street Capital LLC, a New Jersey limited liability company (“Jefferson Street”), pursuant to which we issued and sold to Jefferson Street a convertible promissory note, dated September 1, 2020, in the principal amount of $82,500 (the “Jefferson Street Note”). We received $75,000 after paying fees and expenses.

On September 1, 2020, we entered into a Securities Purchase Agreement (“Firstfire SPA”) with Firstfire Global Opportunities Fund, LLC., a Delaware limited company (“Firstfire”), pursuant to which we issued and sold to the Firstfire a convertible promissory note, dated September 1, 2020 in the principal amount of $75,000(the “Firstfire Note”). We received $71,250 after fees and expenses.

On October 10, 2020, we entered into and closed a Securities Purchase Agreement (“SPA”), dated October 8, 2020, with Power Up Lending Group Ltd., a Virginia corporation (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated October 8, 2020 in the principal amount of $55,000 (the “Note”). We received $47,600 from the investment after the payment of expenses.

On October 20, 2020, we entered into a Securities Purchase Agreement (“EC SPA”), dated October 9, 2020, with East Capital Investment Corp., a New Jersey corporation (“East Capital”), pursuant to which we issued and sold to the East Capital a convertible promissory note, dated October 9, 2020, in the principal amount of $62,700 (the “East Capital Note”). We received $55,000 after paying fees and expenses.

Change in board of directors, authorized common shares, and preferred shares:

On September 11, 2020, we issued a total of 100,000 shares of our newly designated Series A Preferred Stock to Chiyuan Deng in connection with Mr. Deng’s amended employment agreement.

On September 29, 2020, our board of directors approved a change in director compensation from shares to cash compensation. For the fiscal year of 2020, the Board of Directors hereby approves of the payment of US$9,000 as the fee for each Director. For the fiscal year of 2021, the Board of Directors hereby approves of the payment of US$9,000 as the fee for each Director.

On November 3, 2020, Jianli Deng resigned as a member of our Board of Directors. There was no known disagreement with Mr. Deng on any matter relating to our operations, policies or practices.

On November 10, 2020, the Company approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to increase the total number of authorized shares of our Common Stock from one billion (1,000,000,000) shares to five billion (5,000,000,000) shares.

Equity purchase agreement and put share issuances:

In connection with the Equity Purchase Agreement (the “Financing Agreement”) signed on July 30, 2020 to sell to Peak One up to $10,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement, the Company issued two put notices to Peak One for selling 2,735,000 Put Shares at a revised purchase price of $0.015312 per share on September 17, 2020 and another 2,735,000 Put Shares at a revised purchase price of $0.014256 per share on October 7, 2020. On October 8 and October 24, 2020, the Company received $36,175 and $33,503 proceeds for selling these Put shares after deducting clearing and trading costs as well as banker commissions of $5,703 and $5,487, respectively.

Peak One may offer up to 21,444,261 shares of common stock to be used for drawdowns and warrant exercises in connection with the July 30, 2020 Equity Purchase Agreement (the “Financing Agreement”). As of October 12, 2020, the 21,444,261 shares of Common Stock registered for resale herein would represent approximately 25.8% of the Company’s public float.

Purchases of movie broadcast rights:

In October 2020, the company entered into agreements with All In One Media Limited in purchasing broadcast rights for 25 movies and paid $1,408,000 in cash.  We obtained the transferable exclusive copyright for these 25 films. The copyright period is permanent. The exclusive rights to grant any kind of media to broadcast and sublicense to broadcast in other regions of the globe (excluding mainland China). The Company had been provided with the following agreed materials and materials after signing the agreements: 1) all films’ digital hard drive sets (all films are final version completed film, technical standards according to our technical review requirements); 2) all films’ instruction manuals, synopsis of the stories, the textbooks, the line-ups, the main creative staff, posters, and the films’ related materials.

Subsequent collection of interest receivable:

On November 13, 2020, the last payment of $26,240 interest receivable from the $1,047,040 loan to All In One Media Ltd, previously named as Aura Blocks Limited, was deposited into the Company’s bank account. Interest receivable at August 31, 2020 was reduced to zero.

Termination of issued warrants:

On November 23, 2020, the Company entered into a Termination and Release Agreement with Armada Capital Partners LLC (“Armada”). Pursuant to the agreement, the parties agreed to terminate the warrant issued in favor of Armada to purchase 4,200 shares of our common stock for a payment of $20,000. AB International agrees to pay to Armada the sum of $20,000 within five business days from the date of execution of the agreement. The parties also entered into a mutual release of claims.

On November 30, 2020, the Company entered into a Termination and Release Agreement with Crown Bridge Partners LLC (“Crown Bridge”). Pursuant to the agreement, the parties agreed to terminate the warrant issued in favor of Crown Bridge to purchase 9,720 shares of our common stock for a payment of $75,000. AB International agrees to pay to Crown Bridge the sum of $75,000 on or before December 2, 2020. The parties also entered into a mutual release of claims.

Warrant exercises:

As of November 30, 2020, EMA Financial exercised all of its warrant shares. 46,182,266 anti-dilution adjusted warrant shares were exercised to acquire 45,850,861 shares of common stock at $0.00812 per share through cashless exercises.

Ceased operation of the display store:

The Company closed down the display store due to the COVID-19 impact and uncertainties of the economy in Hong Kong. The lease agreement for the display store, which has the original term of February 23, 2019 to February 22, 2022, was terminated on November 22, 2020.

NOTE 18 – GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2020, the Company had an accumulated deficit of $2,970,881. For the year ended August 31, 2020, the Company incurred a net loss of $1,523,071 and the net cash used in operations was $1,263,370. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern through August 31, 2020 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited number of staffs: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	56	Chief Executive Officer, Principal Executive Officer and Director
Brandy Gao	36	Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer
Ho Fai Lam	63	Director
Ruiyu Guan	51	Director

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

Brandy Gao

Ms. Gao has more than 13 years of professional service experience in a variety of industries including software, media, telecommunications, FinTech, pharmaceuticals, biotech, healthcare, financial services, real estate, manufacturing, and retail. She played leadership roles at PwC and KPMG before becoming the CFO of the Company.

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

For the fiscal year ending August 31, 2020, the Audit Committee:

1. Reviewed and discussed the audited financial statements with management, and

2. Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Audit Committee’s review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended August 31, 2020 to be included in this Annual Report.

The Board has determined that Mr. Lam of the Audit Committee qualifies as an audit committee financial expert as defined under applicable SEC rules and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2020, there have been no late reports, failures to file or transactions not timely reported, aside from one transaction not timely reported for Mr. Chiyuan Deng.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report for the year ended August 31, 2019.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng PresidentCEO and Director	2019 2020	0 __	0	100,000 100,000	0 0	0 0	0 0	0 9,000	100,000 109,000
Brandy Gao CFO	2019 2020	0 15,000	0 0	435 145	0 0	0 0	0 0	0 0	435 15,145
Linqing Ye Former COO	2019 2020	14,976 0	0 0	5,639 9,667	0 0	0 0	0 0	0 120,000	20,615 129,667
Jianli Deng Former Secretary, Treasurer and Director	2019 2020	0 __	0 0	50,000 50,000	0 0	0 0	0 0	0 119,000	50,000 169,000
Lijun Yu Former Chief Marketing Officer	2019 2020	0 0	0 0	5,639 9,667	0 0	0 0	0 0	0 110,000	5,639 119,667

On July 30, 2018, we entered into an employment agreement with Chiyuan Deng to serve as our President. The agreement is for six years and we issued Mr. Deng 400,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

On August 29, 2020, we entered into a Separation Agreement and Release with each of Jianli Deng, Lijun Yu and Linqing Ye. Pursuant to the agreements, Mr. Deng resigned as Secretary and Treasurer, Mr. Yu resigned as Chief Marketing Officer and Mr. Ye resigned as Chief Operating Officer. Mr. Deng will remain on as a member of our board of directors. The Separation and Release Agreement cancelled the employment agreements for each of Messrs. Deng, Yu and Ye, and provided them each an indebtedness payment within five (5) business days of the agreements. Mr. Deng will receive $110,000 USD, Miss Yu will receive $110,000 USD and Mr. Ye will receive $120,000 USD. We received a release of all claims from these prior officers.

On September 11, 2020, we entered into an amended employment agreement with Chiyuan Deng, our Chief Executive Officer. Pursuant the amended agreement, we amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of our newly created Series A Preferred Stock.

On September 29, 2020, our board of directors approved a change in director compensation from shares to cash compensation. For the fiscal year of 2020, the Board of Directors hereby approves of the payment of US$9,000 as the fee for each Director. For the fiscal year of 2021, the Board of Directors hereby approves of the payment of US$9,000 as the fee for each Director.

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

Director Compensation

On September 29, 2020, our board of directors approved a change in director compensation from shares to cash compensation.

For the year 2019-2020, the Board of Directors hereby approves of the payment of US$9,000 as the fee for each Director.

For the year 2020-2021, the Board of Directors hereby approves of the payment of US$9,000 as the fee for each Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 18, 2020 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Common Stock		Series A Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chiyuan Deng(3)	2,020,400	1.7%	100,000	100%
Brandy Gao	2,000	*	—	—
Ho Fai Lam	—	—	—	—
Ruiyu Guan	—	—	—	—
All Directors and Executive Officers as a Group (2 persons)	2,022,400	1.7%	100,000	100%
5% Holders
Arikeri Pathikonda Sivakumar	12,500,000	10.8%	—	—

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 115,663,402 shares of common stock issued and outstanding and 100,000 shares of Series A Preferred Stock as of November 10, 2020.

(3)	Includes 2,020,400 shares and 100,000 shares that may be acquired within 60 days on conversion of the 100,000 shares of Series A Preferred Stock

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

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the years ended August 31, 2020 and 2019 are $61,440 and $60,928, respectively.

Youall Perform Services Ltd, owned by the Company’s former Board of Director Jianli Deng, has been collecting revenue on behalf of the Company from the performance matching platform “Ai Bian Quan Qiu”. As of August 31, 2020, the Company has $87,581 related party receivable from Youall Perform Services Ltd for the revenue collected from “Ai Bian Quan Qiu” on behalf of the Company.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from “Ai Bian Quan Qiu” due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment is expensed as research and development expense. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 will be due on the twenty first month after the contract related signing date of July 31, 2020.

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng, and incurred a total related party payable of $5,504 as there is a one-month lag in payment of the office rent.

During the years ended August 31, 2020, $169,768 was paid to five executives in the form of stock-based compensation and $15,000 cash salary was paid to the Chief Financial Officer.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$ 49,500	$0	$0	$0
2020	$ 63,500	$744	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

10.1	Patent License Agreement	8-K	10.1	6/6/17

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.2	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.17	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.18	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB International Group Corp.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
December 9, 2020

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 9, 2020

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
December 9, 2020

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
December 9, 2020

