Form 10-Q
period 2020-11-30
AB INTERNATIONAL GROUP CORP.
filed 2021-01-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2020

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

(212) 918-4519
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 129,485,097 common shares and 100, 000 preferred shares as of January 3, 2021

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of November 30, 2020 (unaudited) and August 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three months ended November 30, 2020 and November 30, 2019 (unaudited);
F-3	Condensed Consolidated Statements of Shareholders’ Equity for the three months ended November 30, 2020 and November 30, 2019 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2020 and November 30, 2019 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP

Consolidated Balance Sheets

	November 30, 2020	August 31, 2020
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,018,974	$2,455,061
Prepaid expenses	8,000	11,024
Accounts receivable	51,338	137,700
Related party receivable	1,439	87,581
Due from shareholders	—	61,500
Note receivable	—	—
Interest receivable	—	26,240
Receivable on asset disposal	—	—
Total Current Assets	1,079,751	2,779,106

Fixed assets, net	20,452	16,408
Leasehold improvement, net	73,153	85,345
Right of use lease assets, net	106,367	126,354
Intangible assets, net	1,442,274	175,000
Long-term prepayment	1,955,413	1,742,080
Other assets	14,894	18,427
TOTAL ASSETS	$4,692,305	$4,942,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$127,635	$364,979
Current portion of obligations under operating leases	79,074	73,664
Convertible note and derivative liability	677,477	438,921
Due to shareholder	—	476
Tax payable	56,750	56,750
Other payable	98,827	3,584
Total Current Liabilities	1,039,764	938,374

Obligations under operating leases, non-current	27,293	48,249
Total Liabilities	1,067,057	986,623

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 124,346,838 and 46,661,417 shares issued and outstanding, as of November 30, 2020 and August 31, 2020, respectively	124,347	46,661
Series A preferred stock, $0.001 par value, 10,000,000 preferred shares authorized; 100,000 and 0 shares issued and outstanding, as of November 30, 2020 and August 31, 2020, respectively	100	—
Additional paid-in capital	6,997,136	7,271,983
Accumulated deficit	(3,496,335)	(2,970,881)
Unearned shareholders' compensation	—	(391,666)
Total Stockholders’ Equity	3,625,248	3,956,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,692,305	$4,942,720

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	November 30,
	2020	2019

Revenue	$76,800	$156,405
Cost of revenue	(156,086)	(52,046)
Gross profit (loss)	(79,286)	104,359

OPERATING EXPENSES
General and administrative expenses	(231,146)	(155,743)
Related party salary and wages	(6,350)	(46,373)
Total Operating Expenses	(237,496)	(202,116)

OTHER INCOME (EXPENSES)
Interest income	5	52,488
Interest expense	(81,755)	—
Gain /(Loss) from change in fair value	(98,787)	(18,084)
Gain/(Loss) from lease termination	(3,251)	—
Gain/(Loss) from warrant termination	(12,343)	—
Gain/(Loss) from warrant exercise	(12,540)	—
Total other income (expenses)	(208,672)	34,404

LOSS FROM OPERATIONS
Income tax provision	—	—
Net loss from operations	(525,454)	(63,353)

NET INCOME (LOSS)	$(525,454)	$(63,353)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.01)	$(0.01)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	93,965,474	4,822,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	143,576,929	4,822,000

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125

Common shares issued to officers for services	—	—	—	—	—	—	42,623	42,623
Net loss	—	—	—	—	—	(63,354)	—	(63,354)
Balance - November 30, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,515,375)	$(800,034)	$4,210,394

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097

Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	47,070,294	47,070	—	—	28,236	—	—	75,306
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,667	—
Put Shares issued for cash at $0.015312 or $0.014256 per share	5,470,000	5,470	—	—	75,398	—	—	80,868
Series A Preferred Shares issued	—	—	100,000	100	—	—	—	100
Warrants termination and Exercised	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(525,454)	—	(525,454)
Balance - November 30, 2020	124,346,838	$124,347	100,000	$100	$6,997,136	$(3,496,335)	$—	$3,625,248

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(525,454)	$(63,353)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	100	42,623
Depreciation of fixed asset	13,148	13,158
Amortization of intangible asset	140,726	36,899
Impairment of intangible asset	—	—
Loss/(gain) on sales of intangible assets	—	—
Gain /Loss from change in fair value of derivatives	98,787	—
Gain/(Loss) from lease termination	3,250	—
Gain/Loss from warrant termination	12,343	—
Gain/Loss from warrant exercise	12,540	—
Interest expense	81,755	—
Non-cash note conversion fees	8,750	—
Non-cash lease expense	1,190	—
Changes in operating assets and liabilities:
Accounts receivable	86,362	(25,600)
Receivable on asset disposal	—	1,280,000
Interest receivable	26,240	(26,240)
Related party receivable	86,142	12,878
Prepaid expenses	3,024	9,196
Rent security & electricity deposit	3,533	—
Long-term prepayment	(213,333)	(428,800)
Accounts payable and accrued liabilities	(237,344)	(11,582)
Accrued payroll	—	86,831
Due to / from shareholders	61,024	—
Tax payable	—	1,486
Other payable	243	(157,824)
Net cash used in operating activities	(336,973)	769,672

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of movie and TV series broadcast rights	(1,408,000)	—
Proceeds from note receivable collection	—	(1,049,600)
Purchase of furniture and equipment	(5,000)	—
Net cash used in / (provided by) investing activities	(1,413,000)	(1,049,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	—
Proceeds from common stock issuances	80,868	—
Net cash provided by financing activities	313,885	—

Net increase (decrease) in cash and cash equivalents	(1,436,088)	(279,928)
Cash and cash equivalents - beginning of the quarter	2,455,061	1,564,750
Cash and cash equivalents - end of the quarter	$1,018,974	$1,284,822

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	(75,306)	—
Convertible notes converted to common shares	(183,752)	—
Additions to ROU assets from operating lease liabilities	20,038	—
Common shares returned due to officer resignations	$(391,666)	$—

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

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

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October of 2019, the term of this sublicensing agreement was renewed and extended until December 31, 2020. Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This app was already existing and licensed at the time we acquired the Technology.

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

On April 22, 2020, the Company has announced the first phase development of it’s a video streaming service, the Company expects a full launch by December, 2020. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream immediately following its launch derived from its hybrid subscription and advertising business model. The Company is currently testing the website at the final stage, the Company's professional team are sourcing such dramas and films to prepare the ABQQ.tv official launch in December, 2020.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. As of November 30, 2020 and August 31, 2020, there were intercompany receivable and payables balance of $384,000 and $9,060, respectively. The intercompany receivable and payable balances are offset to zero in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable consist of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the three months ended November 30, 2020 and 2019, and no write-off for bad debt were recorded for the three months ended November 30, 2020 and 2019.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2020, there was unrecognized tax benefits. Please see Note 13 for details.

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

As of November 30, 2020, 45,230,142 potentially diluted shares were from convertible notes and 4,381.313 potentially diluted shares were from warrants. 4,381.313 diluted shares are the maximum number of common shares these warrants can be converted into. No potentially dilutive debt or equity instruments were issued or outstanding as of November 30, 2019.

	As of November 30,
Diluted shares not included in basic loss per share computation	2020	2019
Warrants	4,381,313	—
Convertible notes	45,230,142	—

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $8,000 and $11,024 as of November 30, 2020 and August 31, 2020, respectively. Prepaid expense at November 30, 2020 primarily included $8,000 prepayment of OTC market annual fee.

NOTE 4 – FIXED ASSETS AND LEASEHOLD IMPROVEMENT

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

The total original cost was $172,278, including $146,304 for renovation of the office and the store and $25,974 office furniture and appliances. The accumulated depreciation was $78,673 and $65,525 at November 30, 2020 and August 31, 2020, respectively.

	November 30, 2020	August 31, 2020
Appliances and furniture	$25,974	$20,974
Leasehold improvement	146,304	146,304
Total cost	172,278	167,278
Accumulated depreciation	(78,673)	(65,525)
Property and equipment, net	$93,605	$101,753

NOTE 5 – INTANGIBLE ASSETS

As of November 30, 2020 and August 31, 2020, the balance of intangible assets are as follows;

	November 30, 2020	August 31, 2020
Patent	$500,000	$500,000
Movie and TV series broadcast rights	1,408,000	—
Total cost	1,908,000	500,000
Accumulated amortization	(465,726)	(325,000)
Intangible assets, net	$1,442,274	$175,000

The two intangible assets of Krypotokiosk and Ai Bian Quan Qiu platform are both impaired to zero values because they cease in operations and do not generate revenues for the Company any more. Amortization expenses for three months ended November 30, 2020 and 2019 was $140,726 and $36,899, respectively.

NOTE 6 – RIGHTS-TO-USE LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	November 30, 2020	August 31, 2020
Right-to-use gross asset	$215,853	$228,510
Less: accumulated amortization	(109,486)	(102,156)
Right-to-use asset, net	$106,367	$126,354

The estimated amortization expenses for each of the two succeeding years is as follows:

Year ending November 30,	Amortization expense
2021	$79,075
2022	$27,293
Total	$106,368

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

As of November 30, 2020, the long-term prepayment balance of $1,955,413 relates to three movie copyrights and twenty-seven broadcast rights for movies and TV series as below:

•	In November 2019, the Company acquired two movie copyrights at a price of $256,000 for “Lushang” (English name: “On The Way”) and $115,200 for “Qi Qing Kuai Che” (English name: “Confusion”). Both of them have been fully paid and recorded as long-term prepayment.

•	In January 2020, the Company acquired a movie copyright “Ai Bian Quan Qiu” (English name: “Love Over The World”) at a price of $870,978. As of November 30,2020, $853,333 has been paid and recorded as long-term prepayment for this movie copyright.

•

In June 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively. As of November 30, 2020, $435,200 and $295,680 has been paid and recorded as long-term prepayment for “If time could stop at the moment when we first met” and “Huafeng”, respectively. “If time could stop at the moment when we first met” and “Huafeng” can be both exclusively broadcasted on the video streaming website of abqq.tv after the website is officially launched.

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

In connection with the issuance of the Note, the Company granted EMA Financial a five-year cashless warrant (the “Warrant”) to purchase 30,000 shares of common stock at an exercise price of $12.5 per share. As of November 30, 2020, EMA Financial exercised 100% of the total warrant shares to acquire 45,851,221 common shares through cashless exercises.

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

In connection with the issuance of the Note, the Company granted Peak One a five-year cashless warrant (the “Warrant”) to purchase 10,000 shares of common stock at an exercise price of $10 per share. As of November 30, 2020, Peak One exercised 100% of the total warrant shares to acquire 3,720,326 common shares through cashless exercises.

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

On September 1, 2020, the Company closed another private financing with Jefferson Street Capital LLC, (“Jefferson Street Capital” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $82,500 with $7,500 discount upon issuance.

As part of closing the outstanding principal amount shall be $82,500 and the Holder shall pay $75,000 of the consideration. Out of $75,000 consideration, the Company has received $68,949 cash from Jefferson Street Capital with the remaining $6,051 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is one year with the maturity date on September 1, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date

On September 1, 2020, the Company closed another private financing with FirstFire Global Opportunities Fund, LLC, (“FirstFire Global” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $75,000 with $3,750 discount upon issuance.

As part of closing the outstanding principal amount shall be $75,000 and the Holder shall pay $71,250 of the consideration. Out of $71,250 consideration, the Company has received $61,498 cash from FirstFire Global with the remaining $9,752 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is nine months with the maturity date on June 1, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 24.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date

On October 8, 2020, the Company closed another private financing with Power Up Lending Group Ltd., (“Power up” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $55,000 with no original discount upon issuance.

As part of closing the outstanding principal amount shall be $55,000 and the Holder shall pay $55,000 of the consideration. Out of $55,000 consideration, the Company has received $47,579 cash from Power up with the remaining $7,421 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is one year with the maturity date on October 8, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

On October 9, 2020, the Company closed another private financing with East Capital Investment Corp., (“East Capital” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $62,700 with no original discount upon issuance.

As part of closing the outstanding principal amount shall be $62,700 and the Holder shall pay $62,700 of the consideration. Out of $62,700 consideration, the Company has received $54,992 cash from Power up with the remaining $7,708 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is one year with the maturity date on October 9, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

The below table summarizes all the convertible notes issued during the year ended August 31, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
EMA Financial	November 18, 2019	August 18, 2020	$75,000	$68,500	$6,500	$18,763	$64,737
Peak One Opportunity	December 9, 2019	December 9, 2022	$85,000	$76,500	$8,500	$11,188	$65,312
Crown Bridge (Tranche I)	January 8, 2020	January 8, 2021	$40,500	$36,500	$4,000	$1,508	$34,992
Auctus Fund Note	December 31, 2019	September 30, 2020	$75,000	$75,000	$—	$15,658	$59,342
East Capital	February 13, 2020	February 13, 2021	$50,000	$50,000	$—	$6,508	$43,492
Fidelis Capital	February 19, 2020	February 19, 2021	$50,000	$50,000	$—	$6,513	$43,487
Armada Partners	March 12, 2020	March 12, 2021	$38,500	$35,000	$3,500	$2,008	$32,992
EMA Financial	July 17, 2020	July 17, 2021	$50,000	$47,500	$2,500	$4,513	$42,987
Crown Bridge (Tranche II)	July 23, 2020	July 23, 2021	$40,500	$36,500	$4,000	$2,208	$34,292
Power Up Lending (Tranche I)	July 24, 2020	July 24, 2021	$130,000	$130,000	$—	$13,921	$116,079
Power Up Lending (Tranche II)	August 18, 2020	August 18, 2021	$63,000	$63,000	$—	$8,061	$54,939
			$697,500	$668,500	$29,000	$90,853	$592,647

The below table summarizes all the convertible notes issued during the three months ended November 30, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
Jefferson Street Capital	September 1,2020	September 1, 2021	82,500	75,000	7,500	6,051	68,949
FirstFire Global	September 1,2020	June1, 2021	75,000	71,250	3,750	9,752	61,498
Power Up Lending	October8, 2020	October 8 , 2021	55,000	55,000		7,421	47,579
East Capital	October 9, 2020	October 9, 2021	62,700	62,700		7,708	54,992
			$275,200	$263,950	$11,250	$30,933	$233,017

The following table summarizes the convertible note and derivative liability in the balance sheet at November 30, 2020:

Balance, August 31, 2020	$438,921
Principal	$123,736
Discount on Note issuance	$11,472
Accrued interest expense	$4,562
Derivative liability	$98,787
Balance, November 30, 2020	$677,478

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used as of November 30, 2020 include (1) risk-free interest rates of 0.08% - 0.10%, (2) expected equity volatility of 68.6% - 88.6%, (3) zero dividends, (4) discount for lack of marketability of 30% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation date of November 30, 2020.

The Company recognizes loss due to convertible feature of $163,372 in the income statement for the three months ended November 30, 2020.

The Holders converted convertible notes to common shares throughout Q1 of FY2021 as below:

EMA Financial:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	5,285	5,284.50	5,154	—	10,439	1,000	—	$0.00812	1,408,800
Total		5,284.50	5,154	—	10,439	1,000			1,408,800

Auctus Capital Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	33,295	12,055	73	—	12,128	750	21,240	$0.00510	2,525,000
September 18, 2020	21,240	15,233	58	—	15,291	750	6,007	$0.00510	3,145,300
September 29, 2020	6,007	6,007	18	11,082	17,107	750	—	$0.00480	3,720,200
October 22, 2020	—	—	—	3,918	3,918	750	—	$0.00216	2,161,240
Total		33,294.51	149	15,000	48,444	3,000			11,551,740

*On September 29, 2020, $6,007 of the Auctus Capital convertible note was converted to 17,107 shares of common stock at a conversion price $ 0.0048, 60% of the lowest trading price in the 20 days prior to the conversion dates. Additional most-favored-nation (MFN) principal of $15,000 was triggered when the conversion price is lower than $0.1. The remaining Auctus Capital convertible note principle balance was $0, including $15,000 MFN principal.

East Capital:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	26,600	13,300.00	250	—	13,550	—	13,300	$0.01020	1,328,431
September 25, 2020	13,300	13,300.00	129	—	13,429	—	—	$0.00960	1,398,854
Total		26,600.00	379		26,979	—			2,727,285

Fidelis Capital:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	41,000	25,671.15	—	—	25,671	—	15,329	$0.01218	2,107,648
September 9, 2020	15,329	15,328.85	2,605	—	17,934	—	—	$0.01020	1,758,257
Total		41,000.00	2,605	—	43,605	—	15,329		3,865,905

Armada Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 25, 2020	25,500	13,000.00	213	—	13,213	500	12,500	$0.01020	1,344,363
October 6, 2020	12,500	12,500.00	38	—	12,538	500	—	$0.00960	1,358,145
Total		25,500.00	251		25,751	1,000			2,702,508

Crown Bridge (Tranche I):

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	20,867	6,400.00	—	—	6,400	1,250	14,467	$0.00765	1,000,000
September 22, 2020	14,467	5,635.00	—	—	5,635	1,250	8,832	$0.00765	900,000
October 1, 2020	8,832	7,750.00	—	—	7,750	1,250	1,082	$0.00720	1,250,000
Total		19,785.00			19,785	3,750			3,150,000

NOTE 9 - WARRANTS

On December 9, 2019, January 8, 2020, January 17, 2020, March 12, 2020, and July 23, 2020 the Company issued warrants to EMA Financial, Peak One Opportunity, Crown Bridge, and Armada Partners in conjunction with their convertible notes (see Note 8). Classified as equity, these detachable warrants issued in a bundled transaction with convertible notes are accounted for separately as additional paid-in capital for the portion of the proceeds allocated to them. The allocation of the sales proceeds between the base instrument of convertible notes and the warrants are allocated based on the relative fair values of the base instrument of convertible notes and the warrants following the guidance in ASC 470-20-25-2.

On July 30, 2020, the Company issued $750,000 warrant shares to Peak One Opportunity in connection with the Equity Purchase Agreement, which is the “Financing Agreement” signed on July 30, 2020 to sell to Peak One up to $10,000,000 worth of the Company’s common stock over the period ending twenty-four (24) months after the date the Registration Statement.

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

The Company exercised the following warrant shares to acquire common shares via cashless exercises throughout Q4 of FY2020 and Q1 FY 2021 as below:

Peak One warrant issued on December 9, 2019:

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A
July 20, 2020	$ 100,000	$ 0.0300	250,358	250,000
July 21, 2020	92,489	$ 0.0300	250,358	250,000
July 23, 2020	84,979	$ 0.0300	250,358	250,000
July 29, 2020	77,468	$ 0.0300	250,358	250,000
August 4, 2020	69,957	$ 0.0300	250,358	250,000
August 11, 2020	62,446	$ 0.0300	500,715	500,000
August 21, 2020	47,425	$ 0.0300	500,715	500,000
August 25, 2020	32,403	$ 0.0205	500,489	500,000
August 31, 2020	22,143	$ 0.0205	500,489	500,000
September 9, 2020	11,883	$ 0.0205	470,786	470,326
Total			3,724,982	3,720,326

Peak One warrant issued on July 30, 2020

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A
October 8, 2020	$75,000	0.01672	750,000	748,746
Total			750,000	748,746

EMA Financial warrant issued on January 17, 2020:

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A
September 8, 2020	$375,000	0.00812	2,400,002	2,398,856
September 14, 2020	355,512	0.00812	2,950,000	2,948,951
September 22, 2020	331,558	0.00812	3,400,000	3,397,239
September 25, 2020	303,950	0.00812	3,600,000	3,597,077
October 1, 2020	274,718	0.00812	4,150,000	4,146,630
October 12, 2020	241,020	0.00812	4,600,000	4,594,254
October 19, 2020	203,668	0.00812	4,800,000	4,794,004
October 29, 2020	164,692	0.00812	5,200,000	5,179,097
November 5, 2020	122,468	0.00812	5,500,000	5,425,567
November 11, 2020	77,808	0.00812	5,700,000	5,592,363
November 20, 2020	31,524	0.00812	3,882,264	3,777,184
Total			46,182,266	45,851,221

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

A summary of the status of the Company’s warrants as of November 30, 2020 is presented below. The number of shares is adjusted in accordance with the anti-dilution adjustment and equals the original number of warrant shares times the original exercise prices divided by based prices. Base price is either the note conversion price or the share issuance price used by the Company while the warrants are outstanding.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as at August 31, 2020	793,920	68,163,661
Warrants granted	—	—
Exercised, forfeited or expired	(169,320)	(63,782,348)
Outstanding at November 30,2020	624,600	4,381,313
Exercisable at November 30, 2020	624,600	4,381,313

The following table summarizes information about the Company’s warrants as of November 30, 2020:

Warrants outstanding					Warrants exercisable

	Exercise price(1)	Anti-dilution Adjusted Number outstanding(2)	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

Peak One Opportunity	$0.01426	4,381,313	4.67	$0.01426	4,381,313	$0.01426
Total		4,381,313	4.67	$0.01426	4,381,313	$0.01426

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at November 30, 2020 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of November 30, 2020 are summarized below:

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Fair value at November 30, 2020
Derivative liabilities	$—	$—	$163,372	$163,372

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,372

NOTE 11– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of November 30, 2020 and August 31, 2020, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the three months ended November 30, 2020 and 2019 are $15,360 and $14,848, respectively.

Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng, has been collecting revenue on behalf of the Company from the performance matching platform “Ai Bian Quan Qiu”. As of November 30, 2020, the Company has $1,439 related party receivable from Youall Perform Services Ltd for the revenue collected from “Ai Bian Quan Qiu” on behalf of the Company.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from “Ai Bian Quan Qiu” due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 will be due on the twenty first month after the contract related signing date of July 31, 2020.

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

 On September 11, 2020, we entered into an amended employment agreement with Chiyuan Deng, our Chief Executive Officer. Pursuant the amended agreement, we amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of our newly created Series A Preferred Stock at par value $0.001.

During the three months ended November 30, 2020, $45,000 was paid to Chief Executive Officer and $ 6,250 was paid to Chief Financial Officer. During the years ended August 31, 2020, $169,768 was paid to five executives in the form of stock-based compensation and $15,000 cash salary was paid to the Chief Financial Officer.

NOTE 12– EQUITY

The Company has 124,346,838 and 46,661,417 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively. These common shares were held by approximately 522 and 520 shareholders of record at November 30, 2020 and August 31, 2020, respectively. The Company has 100,000 and 0 series A preferred shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively.

 The Company has the following equity activities during the year ended August 31, 2020:

Common shares

•	10,000,000 common shares issued at $0.035 per share to five unrelated parties for proceeds of $350,000 during Q4, FY2020. The five unrelated parties include All In One Media Limited, Capitalive Holdings Limited,KangDi Liu, Yilin Liu, and Zestv Features Limited.

•	11,000,000 common shares issued at $0.0205 per share to five unrelated parties for proceeds of $225,500 during Q4, FY2020. The five unrelated parties include All In One Media Limited, KangDi Liu, Mingpeng Ou , Weishan Jian , Xinyang Liu.

•	18,014,401 common shares issued from note conversions for total proceeds of $309,894. Please refer to Note 8 for detailed conversion price.

•	3,250,000 common shares issued from warrant exercise at $0.03 and $0.0205 per share for total proceeds of $43,247 during Q4, FY 2020.

•	425,000 restricted common shares cancelled due to the resignations of Secretary and Treasurer, Chief Marketing Officer, and Chief Operating Officer, who received these shares from the upfront issuances of restricted shares as stock-based compensation upon inauguration.

 Put shares (common shares)

•	On July 30, 2020, the Company entered into an Equity Purchase Agreement (the “Financing Agreement”) with Peak One. Although the Company is not mandated to sell shares under the Financing Agreement, the Financing Agreement gives the Company the option to sell to Peak One, up to $10,000,000 worth of its common stock over the period ending twenty-four (24) months after the date the Registration Statement of which this prospectus forms a part is deemed effective.

•	The Company will not receive any proceeds from the sale of the shares of our common stock by Peak One. However, the Company will receive proceeds from our initial sale of shares to Peak One pursuant to the Financing Agreement. The Company will sell shares to Peak One at a price equal to 88% of the Market price. The Market price is the lesser of the lowest closing bid price immediately preceding the put date, or the lowest closing bid price of our common stock during the ten (10) consecutive trading day period beginning on the date on which we deliver a put notice to Peak One.

Warrant shares

•	During FY2020 the Company issued six five-year warrants to purchase up to 803,920 shares of common stock at an exercise price of $10.00 per share, $12.50 per share, or $0.1 per share. The exercise prices for all the warrants are subject to anti-dilution adjustments. Refer to Note 9 for further details.
•	Peak One Opportunities exercised approximately 90% of the 10,000 warrant shares issued on December 9, 2019.

The Company has the following equity activities during the three months ended November 30, 2020:

Common shares

•	The Company issued 25,406,238 shares of common stock from note conversion. Refer to Note 8 for further details.
•	The Company issued 47,070,294 shares of common stock from warrant exercises. Refer to Note 9 for further details.
•	261,111 shares of common stock returned to the Company due to officer resignations.
•	The Company issued 5,470,000 shares of put shares for cash at $0.015312 or $0.014256 per share.

Warrant shares

•	The Company canceled 13,920 warrant shares with Crown Bridge and Armanda Partners. .
•	Peak One Opportunities exercised the remaining 10% of the 10,000 warrant shares issued on December 9, 2019 and 17% of the 750,000 warrant shares issued on July 30, 2020.
•	EMA Financial exercised all 30,000 warrant shares issued on January 17, 2020. .

Preferred shares

The Company authorized 10,000,000 shares of preferred shares and issued 100,000 shares of Series A Preferred shares at par value $0.001 during the three months ended November 30, 2020.

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of November 30, 2020 and August 31, 2020:

	November 30, 2020	August 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$514,936	$447,765
Less: valuation allowance	(514,936)	(447,765)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $514,936 as of November 30, 2020 and $447,765 as of November 30, 2019. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2020 and August 31, 2020.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2020 and November 30, 2019:

	Three months ended
	November 30,
	2020	2019
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the three months ended November 30, 2020 and November 30, 2019, the Company and its subsidiary have incurred a loss of (525,454) and ($63,354), respectively. As a result, the Company and its subsidiary did not incur any income tax during the three months ended November 30, 2020 and November 30, 2019.

NOTE 14 – CONCENTRATION RISK

100% and 49% of revenue was generated from one customer during the three months ended November 30, 2020 and 2019, respectively.

100% of the account receivable balance was due from one customer as of November 30, 2020 and August 31, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises in Hong Kong, a display store in Hong Kong and another office in New York city under non-cancelable operating lease agreements with an option to renew the lease. The Company closed down the display store due to the COVID-19 impact and uncertainties of the economy in Hong Kong. The lease agreement for the display store, which has the original term of February 23, 2019 to February 22, 2022, was terminated on November 22, 2020. The cash lease expense for the three months ended November 30, 2020 and 2019 was $26,681 and $20,045, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $108,868 as of November 30, 2020, of which $81,348 was within one year.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $27,871 lease expenses for the three months ended November 30, 2020.

As of November 30,	Commitments
2021	$81,348
2022	$27,520
Total Lease Payments	$108,868
Less: imputed interest	$(2,500)
Present value of lease liabilities	$106,368
Current portion of obligations under operating leases	$79,075
Obligations under operating leases, non-current	$27,293

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2020 to the date these financial statements were issued.

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

Subsequent payment for terminated warrants:

On December 1, 2020, AB International paid Crown Bridge $75,000 to cancel the 9,720 warrants with Crown Bridge Partners LLC (“Crown Bridge”).

Video streaming website launch:

The video streaming website www. ABQQ.tv is officially launched on December 29, 2020. The website will generate revenue from subscriptions and advertisements,

Prepayments for convertible notes:

On December 9, 2020, the Company prepaid two convertible promissory notes held by accredited investors, including a January 8, 2020 convertible note with Crown Bridge Partners LLC (“Crown Bridge”) for a total principal amount of $121,500 and a July 17, 2020 convertible note with EMA Financial for a total principal amount of $50,000. Crown Bridge had already converted the initial first tranche principal tranche of $40,500 into common shares and the Company prepaid $72,500 to pay off the remaining second tranche principal balance of $40,500 plus accrued but unpaid interest. For the EMA Financial convertible note, the Company prepaid $72,800 for all the principal of $50,000 plus accrued but unpaid interest.

The prepayments allowed the Company to remove and return to treasury 313,659,990 shares of our common stock that were previously under reserve with our transfer agent for note conversions.

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

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property. We are engaged to acquisition and distribution of movies. We have a Patent License to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. We had launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts based on WeChat platform in February 2019, utilizing Artificial Intelligence, it is a matching platform for performers, advertiser merchants, and owners for more efficient services. We generate revenues through an agency service fee from each matched performance.  Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to shut down the Ai Bian Quan Qiu platform, which has created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms.

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October of 2019, the term of this sublicensing agreement was renewed and extended until December 31, 2021.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This app was already existing and licensed at the time we acquired the Technology.

On April 22, 2020, the Company has announced the first phase development of a video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream derived from its hybrid subscription and advertising business model. We launched the video streaming service at the end of 2020 and the service now feature Chinese movies, television shows and drama series with unique content and exclusive to the company. We expect to have a channel called “ABQQTV” running on the YouTube platform in near future and Netflix as well.

Covid-19

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. The movie industry in general has changed dramatically as a result of the pandemic restrictions. While movie theaters struggle to stay alive, online streaming programming has increased. We have endeavored to stay with the trend for streaming services to remain competitive. We have experienced the negative impact in our results of operations and in our financial condition for the year ended August, 2020, especially with respect to the movie distribution end of our business. These impacts concern delays in delivering our movies and IP because of health restrictions imposed on certain public events that concern our business, including, among other things, theaters, indoor and outdoor performances, filming restrictions, music festivals, concerts and other such events, Some of these restrictions include pandemic government mandated shutdowns and others restrictions on capacity gathered at these events, with some jurisdictions imposing fines or revocation of business licensing, and other restrictions. As a result of these factors, our revenue was reduced from March to May of 2020. With immediate closures, the resultant industry and business specific delays have negatively affected our company.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2020 was $76,800, compared with $156,405 for the three months ended November 30, 2019.

100% and 49% of revenue was generated from one customer during the three months ended November 30, 2020 and November 30, 2019, respectively.

The decrease in revenue for the three months ended November 30, 2020 over the three months ended November 30, 2019 is attributable to the cease in operation of the Ai Bian Quan Qiu platform caused by COVID 19.

We expect to achieve increasing revenues within the coming months especially with respect to our streaming products. However, we have limited operating history to rely upon and in the face of a worldwide pandemic, we cannot guarantee that our business plan will be successful. Management notes that its decision to accelerate the development and launch date of its video streaming service was largely also in part to the mandatory quarantines being implemented due to the COVID-19 pandemic, which has increased viewership of video streaming services and the Internet by as much as 70% over the course of the past several weeks. We launched our streaming service at the end of 2020.

Our cost of revenues was $156,086 for the three months ended November 30, 2020, as compared with $52,046 for the three months ended November 30, 2019.

As a result, we had gross loss of $(79,286) for the three months ended November 30, 2020, as compared with gross profit of $104,359 for the three months ended November 30, 2019.

The reason for the decrease in our gross profit margin in 2020 over 2019 is attributable to the cease in operation of the Ai Bian Quan Qiu platform, which has created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms.

Operating Expenses

Operating expenses increased to $237,496 for the three months ended November 30, 2020 from $202,116 for the three months ended November 30, 2019.

Our operating expenses for three months ended November 30, 2020 consisted of general and administrative expenses of $231,146 and related party salary and wages of $6,350. In contrast, our operating expenses for the three months ended November 30, 2019 consisted of general and administrative expenses of $155,743 and related party salary and wages of $46,373.

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

Other Income (Expenses)

We had other expenses of $208,672 for the three months ended November 30, 2020, as compared with other income of $34,404 for the three months ended November 30, 2019. Our other expenses in 2020 were mainly the result of interest expense and loss from the change in fair value. Our other income for 2019 was the result of interest income from the note receivables.

Net (Loss) Income

We incurred a net loss in the amount of $525,454 for the three months ended November 30, 2020, as compared with a net loss of $63,353 for the three months ended November 30, 2019.

Liquidity and Capital Resources

As of November 30, 2020, we had $1,079,751 in current assets consisting of cash, prepaid expenses, accounts receivable and related party receivables. Our total current liabilities as of November 30, 2020 were $1,039,764. As a result, we have working capital of $39,987 as of November 30, 2020.

Operating activities used $336,973 in cash for the three months ended November 30, 2020, as compared with $769,672 provided in cash for the same period ended November 30, 2019. Our negative operating cash flow in 2020 was mainly the result of our long-term prepayment of $ 213,333 and our net loss of $ 525,454. Our positive operating cash flow in 2019 was mainly the result of a $1,280,000 receivable on asset disposal.

Investing activities used $1,413,000 in cash for the three months ended November 30, 2020, as compared with $1,049,600 used for the three months ended November 30, 2019. Our negative investing cash flow for November 30, 2020 was the result of the purchase of furniture and equipment. Our negative investing cash flow for November 30, 2019 was the result of proceeds from a note receivable.

Financing activities provided $313,885 for the three months ended November 30, 2020, as compared with $0 used in financing activities for the nine months ended November 30, 2019. Our positive financing cash flow for November 30, 2020 was the result of proceeds from convertible notes and sales of our common stock.

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

Off Balance Sheet Arrangements

As of November 30, 2020, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 9, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common shares

•	The Company issued 25,406,238 shares of common stock from note conversion during the three months ended November 30, 2020.
•	The Company issued 47,070,294 shares of common stock from warrant exercises during the three months ended November 30, 2020
•	The Company issued 5,470,000 shares of put shares for cash at $0.015312 or $0.014256 per share under an Equity Purchase Agreement during the three months ended November 30, 2020.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares and issued 100,000 shares of Series A Preferred shares at par value $0.001 during the three months ended November 30, 2020.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 15, 2021

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 15, 2021

