Form 10-Q
period 2021-02-28
AB INTERNATIONAL GROUP CORP.
filed 2021-04-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2021
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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 176,052, 210 common shares as of April 9, 2021

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and August 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the six months ended February 28, 2021 and February 29, 2020 (unaudited);
F-3	Condensed Consolidated Statements of Shareholders’ Equity for the six months ended February 28, 2021 and February 29, 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2021 and February 29, 2020 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP

Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$224,804	$2,455,061
Prepaid expenses	5,000	11,024
Accounts receivable	51,338	137,700
Related party receivable	699,149	87,581
Due from shareholders	—	61,500
Interest receivable	—	26,240
Other receivable	209,400	—
Total Current Assets	1,189,690	2,779,106

Fixed assets, net	19,344	16,408
Leasehold improvement, net	60,961	85,345
Right of use lease assets, net	85,581	126,354
Intangible assets, net	2,626,526	175,000
Long-term prepayment	1,705,395	1,742,080
Other assets	14,536	18,427
TOTAL ASSETS	$5,702,034	$4,942,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$114,330	$364,979
Current portion of obligations under operating leases	74,618	73,664
Convertible note and derivative liability	306,212	438,921
Due to shareholder	2,089	476
Tax payable	—	56,750
Other payable	3,827	3,584
Total Current Liabilities	501,076	938,374

Obligations under operating leases, non-current	10,963	48,249
Total Liabilities	512,039	986,623

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized: 173,434,446 and 46,661,417 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	173,434	46,661
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized:
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	100	—
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	20	—
Series C convertible preferred stock, 280,025 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	280	—
Additional paid-in capital	8,825,968	7,271,983
Accumulated deficit	(3,794,835)	(2,970,881)
Unearned shareholders' compensation	(14,973)	(391,666)
Total Stockholders’ Equity	5,189,995	3,956,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,702,034	$4,942,721

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28,		February 28,
	2021	2020	2021	2020

Revenue	$851,309	$294,743	$774,509	$138,338
Cost of revenue	(454,927)	(95,025)	(298,841)	(42,979)
Gross Profit	396,382	199,718	475,668	95,359

OPERATING EXPENSES
General and administrative expenses	(764,796)	(433,244)	(578,651)	(277,501)
Related party salary and wages	(184,337)	(88,852)	(132,987)	(42,479)
Total Operating Expenses	(949,134)	(522,096)	(711,638)	(319,980)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	1,920	—
Interest expense	(128,661)	(42,627)	(46,905)	(95,115)
Interest income	8	—	3	—
Gain /(Loss) from change in fair value	19,094	(50,326)	117,881	(32,242)
Gain/(Loss) from lease termination	(3,251)	—	—	—
Gain/(Loss) from prepaid convertible note	(128,316)	—	(128,316)	—
Gain/(Loss) from warrant termination	(12,343)	—	—	—
Gain/(Loss) from warrant exercise	(75,000)	—	(62,460)	—
Total other income (expenses)	(326,549)	(92,953)	(117,877)	(127,357)

LOSS FROM OPERATIONS
Income tax provision	—	—	—	—
Net loss from operations	(879,301)	(415,331)	(353,847)	(351,978)

NET INCOME (LOSS)	$(879,301)	$(415,331)	$(353,847)	$(351,978)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.01)	$(0.09)	$(0.00)	$(0.07)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.01)	$(0.08)	$(0.00)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	137,158,120	4,822,000	137,158,120	4,822,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	149,594,775	4,933,487	137,735,830	4,933,487

    The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125

Common shares issued to officers for services	—	—	—	—	—	—	85,102	85,102
Common shares issued for third party services	—	—	—	—	—	—	—	—
Warrant shares issued in conjunction with convertible notes	—	—	—	—	133,023	—	—	133,023
Net loss	—	—	—	—	—	(415,331)	—	(415,331)
Balance - February 29, 2020	4,822,016	$4,822	—	$—	$6,654,003	$(1,867,351)	$(757,556)	$4,033,918

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097

Common shares issued for cash at $0.0140 per share	19,000,000	19,000	—	—	247,000	—	—	266,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	560,833	169,167
Put Shares issued for cash	15,220,000	15,220	—	—	721,908	—	—	737,128
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(14,973)	30,027
Common shares issued for consulting services	9,500,000	9,500	—	—	275,500	—	—	285,000
Series A Preferred Shares issued	—	—	100,000	100	—	—	—	100
Series B Preferred Shares issued	—	—	20,000	20	319,980	—	—	320,000
Series C Preferred Shares issued	—	—	280,025	280	243,220	—	—	243,500
Warrants termination and Exercised	—	—	—	—	(145,423)	—	—	(145,423)
Adjustment to retained earning	—	—	—	—	—	55,347	—	55,347
Net loss	—	—	—	—	—	(879,301)	—	(879,301)
Balance - February 28, 2021	173,434,466	$173,434	400,025	$400	$8,825,968	$(3,794,835)	$(14,973)	$5,189,995

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(879,301)	$(415,331)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	315,127	85,102
Depreciation of fixed asset	26,448	26,204
Amortization of intangible asset	424,207	61,899
Impairment of intangible asset	—	111,115
Loss/(gain) on sales of intangible assets	—	—
Loss/(gain) from change in fair value of derivatives	(19,094)	50,326
Loss/(gain) from lease termination	3,251	—
Loss/(gain) from warrant termination	12,343	—
Loss/(gain) from warrant exercise	75,000	—
Loss/(gain) prepaid convertible note	128,316	—
Interest expense	128,661	147,799
Non-cash note conversion fees	8,750	—
Non-cash lease expense	1,190	—
Changes in operating assets and liabilities:
Accounts receivable	86,362	(76,800)
Receivable on asset disposal	—	1,280,000
Interest receivable	26,240	(52,416)
Related party receivable	(611,567)	(52,588)
Prepaid expenses	6,024	(30,776)
Rent security & electricity deposit	3,891	—
Long-term prepayment	36,685	(992,000)
Accounts payable and accrued liabilities	(250,649)	(23,614)
Due to / from shareholders	63,113	—
Tax payable	(1,403)	(7,814)
Other payable	243	(157,824)
Net cash used in operating activities	(416,164)	(46,718)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of movie and TV series broadcast right and copyright	(2,875,733)	—
Proceeds from note receivable collection	—	(1,049,600)
Purchase of furniture and equipment	(5,000)	—
Net cash used in / (provided by) investing activities	(2,880,733)	(1,049,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	311,360
Proceeds from common stock issuances	793,729	—
Proceeds from preferred share issuances	563,500	—
Payments for warrant termination	(95,000)	—
Prepayments of convertible notes	(428,606)	—
Net cash provided by financing activities	1,066,639	311,360
Net increase (decrease) in cash and cash equivalents	(2,230,258)	(784,958)
Cash and cash equivalents - beginning of the quarter	2,455,061	1,564,750
Cash and cash equivalents - end of the quarter	224,804	779,792
Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Non-Cash Investing and Financing Activities:
Cashless warrant exercises	137,766	133,023
Convertible notes converted to common shares	(183,752)	—
Additions to ROU assets from operating lease liabilities	20,038	—
Common shares returned due to officer resignations	$(391,666)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew for another five years. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October of 2019, the term of this sublicensing agreement was renewed and extended for another five years.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated.

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

On April 22, 2020, the Company has announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of February 28, 2021, the Company acquired 45 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

Starting in January 2021, the Company started generating movie box-office revenue from the movie “Ai Bian Quan Qiu”.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. As of February 28, 2021 and August 31, 2020, there were net intercompany receivable balance of $1,681,380 and $9,060, respectively. The intercompany receivable and payable balances are offset to zero in the consolidated financial statements.

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

Accounts Receivable

Accounts receivable consist of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the six months ended February 28, 2021 and February 29, 2020, and no write-offs for bad debt were recorded for the six months ended February 28, 2021 and February 29, 2020.

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

Intangible Assets

Intangible assets are stated at cost and depreciated as follows:

●	Mobile application product: straight-line method over the estimated life of the asset, which has been determined by management to be 3 years

●	Movie copyrights and broadcast rights: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years

●	Patent: straight-line method over the term of 5 years based on the patent license agreement

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

Impairment losses are included in G&A expense. There was no impairment loss during the six months ended February 28, 2021. For the six months ended February 29, 2020, the impairment loss of intangible assets was $111,115, including $48,000 for the intellectual assets acquired from KryptoKiosk Limited and $63,115 for the performance matching platform “Ai Bian Quan Qiu” and its WeChat official account.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 28, 2021, there was unrecognized tax benefits. Please see Note 13 for details.

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

In accordance with the Company’s convertible note agreements, the Note Holders have the option to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price equal to a price which is 55% or 60% of the lowest trading price during the 10 or 20 days prior to the day that the Holder requests conversion. 55% is applicable to EMA Financial whereas 60% applies for the other counterparties. The lowest trading price during 10 days prior to conversion is applicable to East Capital and Fidelis Capital, whereas the other counterparties utilize the lowest trading price during the preceding 20 days. The number of diluted shares from convertible notes is calculated with the assumption of converting all the outstanding principal balance and unpaid interest expense to common shares at the beginning of the period or at the time of issuance, if later.

The number of diluted shares from warrants is the upper limit to which warrants can be converted into common shares and adjusted for anti-dilution clauses.

As of February 28, 2021, 12,436,655 potentially diluted shares were from convertible notes. As of February 29, 2020, 66,791 potentially diluted shares were from convertible notes and 44,680 potentially diluted shares were from warrants.

	As of February, 28,
Diluted shares not included in basic loss per share computation	2021	2020
Warrants	—	44,680
Convertible notes	12,436,655	66,791

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $5,000 and $11,024 as of February 28, 2021 and August 31, 2020, respectively. Prepaid expense as of February 28, 2021 primarily includes $5,000 prepayment of OTC market annual fee.

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

The total original cost was $172,278, including $146,304 for renovation of the office and the store and $25,974 office furniture and appliances. The accumulated depreciation was $91,973 and $65,525 as of February 28, 2021 and August 31, 2020, respectively.

	February 28, 2021	August 31, 2020
Appliances and furniture	$25,974	$20,974
Leasehold improvement	146,304	146,304
Total cost	172,278	167,278
Accumulated depreciation	(91,973)	(65,525)
Property and equipment, net	$80,305	$101,753

NOTE 5 – INTANGIBLE ASSETS

As of February 28, 2021 and August 31, 2020, the balance of intangible assets are as follows;

	February 28, 2021	August 31, 2020
Patent	$500,000	$500,000
Movie copyrights	853,333	—
Movie and TV series broadcast rights	2,022,400	—
Total cost	3,375,733	500,000
Accumulated amortization	(749,207)	(325,000)
Intangible assets, net	$2,626,526	$175,000

Intangible assets include 1) a patent obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment, 2) a movie copyright for the movie “Ai Bian Quan Qiu”, and 3) broadcast rights for fourty-five movie and TV series. The amortization expense for six months ended February 28, 2021 and February 29, 2020 was $424,207 and $61,899, respectively.

NOTE 6 – RIGHTS-TO-USE LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	February 28, 2021	August 31, 2020
Right-to-use gross asset	$215,853	$228,510
Less: accumulated amortization	(130,272)	(102,156)
Right-to-use asset, net	$85,581	$126,354

The estimated amortization expenses for each of the two succeeding years is as follows:

Year ending February 28,	Amortization expense
2021	$74,619
2022	$10,962
Total	$85,582

NOTE 7 - LONG-TERM PREPAYMENT

In September 2019, the Company entered into an agreement with Guangzhou Yuezhi Computer Ltd. for upgrading software of the “Ai Bian Quan Qiu” platform at a cost of $128,000. $108,800 was paid upon signing the agreement and recorded as long-term prepayment in Q1, FY2020. As COVID-19 restricted crowd-gathering, “Ai Bian Quan Qiu” platform has not generated any revenue since mid-January,2020, the Company impaired 80% of the “Ai Bian Quan Qiu” platform intangible asset value in Q2 FY2020 and the remaining 20% intangible asset in Q4 FY2020. As such, $108,800 prepayment was expensed as research and development expense from the previously recognized long-term prepayment asset.

As of February 28, 2021, the long-term prepayment balance of $1,705,395 relates to six copyrights for movies and TV series as below:

•	In November 2019, the Company acquired two broadcast rights for online streaming at a price of $256,000 for “Lushang” (English name: “On The Way”) and $115,200 for “Qi Qing Kuai Che” (English name: “Confusion”). “Lushang” broadcast right permits online streaming globally, whereas “Qi Qing kuai Che” only allows online streaming outside China. Both of them have been fully paid. As these two movies have not yet been approved for screening by the Chinese government, the balances were recorded as long-term prepayment.

•

In June 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively. These broadcast rights are both for online streaming globally. As of February 28, 2021, $435,200 and $295,680 has been paid and recorded as long-term prepayment for “If time could stop at the moment when we first met” and “Huafeng”, respectively.

•

In January 2021, the Company acquired a movie copyright” Kai Shi Er Yi” at a price of $936,960. As of February 28, 2021, $603,315 has been paid and recorded as long-term prepayment for “Kai Shi Er Yi”.

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

On January 8, 2020, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC, a New York limited company (“Crown Bridge”), pursuant to which the Company issued and sold to Crown a convertible promissory note, dated January 8, 2020, in the principal amount of $121,500. Upon issuance, the Company is expected to receive net proceeds of $109,500 after subtracting an original issue discount of $12,000 per the Note agreement. This Note carries a prorated original issue discount of up to $12,000 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.

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

The term of this convertible note is 1 year with the maturity date on February 13, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to a price which is a 40% discount to the lowest trading price in the ten (10) days prior to the day that the Holder requests conversion, unless otherwise modified by mutual agreement between the Parties.

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

The below table summarizes all the convertible notes issued during the year ended August 31, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
EMA Financial	November 18, 2019	August 18, 2020	$75,000	$68,500	$6,500	$18,763	$64,737
Peak One Opportunity	December 9, 2019	December 9, 2022	$85,000	$76,500	$8,500	$11,188	$65,312
Crown Bridge (Tranche I)	January 8, 2020	January 8, 2021	$40,500	$36,500	$4,000	$1,508	$34,992
Auctus Fund Note	December 31, 2019	September 30, 2020	$75,000	$75,000	$-	$15,658	$59,342
East Capital	February 13, 2020	February 13, 2021	$50,000	$50,000	$-	$6,508	$43,492
Fidelis Capital	February 19, 2020	February 19, 2021	$50,000	$50,000	$-	$6,513	$43,487
Armada Partners	March 12, 2020	March 12, 2021	$38,500	$35,000	$3,500	$2,008	$32,992
EMA Financial	July 17, 2020	July 17, 2021	$50,000	$47,500	$2,500	$4,513	$42,987
Crown Bridge (Tranche II)	July 23, 2020	July 23, 2021	$40,500	$36,500	$4,000	$2,208	$34,292
Power Up Lending (Tranche I)	July 24, 2020	July 24, 2021	$130,000	$130,000	$-	$13,921	$116,079
Power Up Lending (Tranche II)	August 18, 2020	August 18, 2021	$63,000	$63,000	$-	$8,061	$54,939
			$697,500	$668,500	$29,000	$90,853	$592,647

The below table summarizes all the convertible notes issued during the six months ended February 28, 2021.

Counterparties	Issuance date	Maturity Date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
Jefferson Street Capital	September 1,2020	September 1, 2021	82,500	75,000	7,500	6,051	68,949
FirstFire Global	September 1,2020	June1, 2021	75,000	71,250	3,750	9,752	61,498
Power Up Lending	October8, 2020	October 8, 2021	55,000	55,000	-	7,421	47,579
East Capital	October 9, 2020	October 9, 2021	62,700	62,700	-	7,708	54,992
			$275,200	$263,950	$11,250	$30,933	$233,017

The following table summarizes the convertible note and derivative liability in the balance sheet at February 28, 2021:

Balance, August 31, 2020	$438,921
Principal	$(160,846)
Discount on Note issuance	$48,139
Accrued interest expense	$(909)
Derivative liability	$(19,094)
Balance, February 28, 2021	$306,212

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used as of February 28, 2021 include (1) risk-free interest rates of 0.06%, (2) expected equity volatility of 66.25% - 66.3%, (3) zero dividends, (4) discount for lack of marketability of 30% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation date of February 28, 2021.

The Company recognizes gain due to convertible feature of $19,094 in the income statement for the six months ended February 28, 2021.

The Company prepaid nine convertible notes during the six months ended February 28, 2021 as below:

Convertible Notes	Beginning Principle after Note Conversion	Total Interest Accrued	Paid Date	Paid Principle	Paid Interest	Principal balance Outstanding	Payment amount	Loss from prepaid convertible note
Crown Bridge (Tranche I)	1,082	2,641	12/9/2020	(1,082)	(2,641)	-	72,500	(26,732)
Crown Bridge (Tranche II)	40,500	1,545	12/9/2020	(40,500)	(1,545)	-
EMA Financial	50,000	1,990	12/9/2020	(50,000)	(1,990)	-	72,800	(20,810)
Power Up Lending	130,000	6,491	1/22/2021	(130,000)	(6,491)	-	190,925	(54,434)
Power Up Lending	63,000	3,042	2/10/2021	(63,000)	(3,042)	-	92,380	(26,338)
East Capital	40,500	2,461	-	-	-	62,700	-
Power Up Lending	50,000	3,042	-	-	-	55,000	-
Jefferson Street	50,000	4,097	-	-	-	82,500	-
FirstFire Global	38,500	6,586	-	-	-	75,000	-
Total	463,582	31,895	-	(284,582)	(15,709)	275,200	-	(128,315)

The Holders converted convertible notes to common shares during the six months ended February 28, 2021 as below:

EMA Financial:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	5,285	5,284.50	5,154	—	10,439	1,000	—	$0.00812	1,408,800
Total		5,284.50	5,154	—	10,439	1,000			1,408,800

Auctus Capital Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	33,295	12,055	73	—	12,128	750	21,240	$0.00510	2,525,000
September 18, 2020	21,240	15,233	58	—	15,291	750	6,007	$0.00510	3,145,300
September 29, 2020	6,007	6,007	18	11,082	17,107	750	—	$0.00480	3,720,200
October 22, 2020	—	—	—	3,918	3,918	750	—	$0.00216	2,161,240
Total		33,294.51	149	15,000	48,444	3,000			11,551,740

*On September 29, 2020, $6,007 of the Auctus Capital convertible note was converted to 17,107 shares of common stock at a conversion price $ 0.0048, 60% of the lowest trading price in the 20 days prior to the conversion dates. Additional most-favored-nation (MFN) principal of $15,000 was triggered when the conversion price is lower than $0.1. The remaining Auctus Capital convertible note principal balance was $0, including $15,000 MFN principal.

East Capital:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	26,600	13,300.00	250	—	13,550	—	13,300	$0.01020	1,328,431
September 25, 2020	13,300	13,300.00	129	—	13,429	—	—	$0.00960	1,398,854
Total		26,600.00	379	—	26,979	—			2,727,285

Fidelis Capital:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	41,000	25,671.15	—	—	25,671	—	15,329	$0.01218	2,107,648
September 9, 2020	15,329	15,328.85	2,605	—	17,934	—	—	$0.01020	1,758,257
Total		41,000.00	2,605	—	43,605	—			3,865,905

Armada Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 25, 2020	25,500	13,000.00	213	—	13,213	500	12,500	$0.01020	1,344,363
October 6, 2020	12,500	12,500.00	38	—	12,538	500	—	$0.00960	1,358,145
Total		25,500.00	251	—	25,751	1,000			2,702,508

Crown Bridge (Tranche I):

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	20,867	6,400.00	—	—	6,400	1,250	14,467	$0.00765	1,000,000
September 22, 2020	14,467	5,635.00	—	—	5,635	1,250	8,832	$0.00765	900,000
October 1, 2020	8,832	7,750.00	—	—	7,750	1,250	1,082	$0.00720	1,250,000
Total		19,785.00		—	19,785	3,750			3,150,000

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

As of February 28, 2021, the Company exercised the following warrant shares to acquire common shares via cashless exercises as below:

Peak One warrant issued on December 9, 2019:

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	Mkt Price (90 Day High Preceding Exercise date) (A)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A	Cashless Payment
July 20, 2020	$100,000	$ 0.0300	$ 21.00	250,358	250,000	$7,511
July 21, 2020	$92,489	$ 0.0300	$ 21.00	250,358	250,000	$7,511
July 23, 2020	$84,979	$ 0.0300	$ 21.00	250,358	250,000	$7,511
July 29, 2020	$77,468	$ 0.0300	$ 21.00	250,358	250,000	$7,511
August 4, 2020	$69,957	$ 0.0300	$ 21.00	250,358	250,000	$7,511
August 11, 2020	$62,446	$ 0.0300	$ 21.00	500,715	500,000	$15,021
August 21, 2020	$47,425	$ 0.0300	$ 21.00	500,715	500,000	$15,021
August 25, 2020	$32,403	$ 0.0205	$ 21.00	500,489	500,000	$10,260
August 31, 2020	$22,143	$ 0.0205	$ 21.00	500,489	500,000	$10,260
September 9, 2020	$11,883	$ 0.0205	$ 21.00	470,786	470,326	$9,651
Total				3,724,982	3,720,326	$ 97,768

Peak One warrant issued on July 30, 2020

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	Market Price (90 Day High Preceding Exercise date) (A)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A	Cashless Payment
October 8, 2020	$75,000	0.01672	$10.00	750,000	748,746	$12,540
December 21, 2020	$62,460	0.00609	$0.068	2,564,039	2,344,407	$15,615
December 28, 2020	$46,845	0.00609	$0.068	2,564,039	2,344,407	$15,615
January 6, 2021	$31,230	0.00609	$0.068	5,128,079	4,668,814	$31,230
Total				11,006,157	10,086,374	$75,000

EMA Financial warrant issued on January 17, 2020:

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	Market Price (90 Day High Preceding Exercise date) (A)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A	Cashless Payment
September 8, 2020	$375,000	0.00812	$17.00	2,400,002	2,398,856	$19,488
September 14, 2020	$355,512	0.00812	$17.00	2,950,000	2,948,951	$23,954
September 22, 2020	$331,558	0.00812	$10.00	3,400,000	3,397,239	$27,608
September 25, 2020	$303,950	0.00812	$10.00	3,600,000	3,597,077	$29,232
October 1, 2020	$274,718	0.00812	$10.00	4,150,000	4,146,630	$33,698
October 12, 2020	$241,020	0.00812	$6.50	4,600,000	4,594,254	$37,352
October 19, 2020	$203,668	0.00812	$6.50	4,800,000	4,794,004	$38,976
October 29, 2020	$164,692	0.00812	$2.02	5,200,000	5,179,097	$42,224
November 5, 2020	$122,468	0.00812	$0.60	5,500,000	5,425,567	$44,660
November 11, 2020	$77,808	0.00812	$0.43	5,700,000	5,592,363	$46,284
November 20, 2020	$31,524	0.00812	$0.30	3,882,264	3,777,184	$31,524
Total				46,182,266	45,851,221	$375,000

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

A summary of the status of the Company’s warrants as of February 28, 2021 is presented below. The number of shares is adjusted in accordance with the anti-dilution adjustment and equals the original number of warrant shares times the original exercise prices divided by based prices. Base price is either the note conversion price or the share issuance price used by the Company while the warrants are outstanding.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2020	793,920	68,163,661
Warrants granted	—	—
Exercised, forfeited or expired	(793,920)	(68,163,661)
Outstanding as of February 28, 2021	—	—
Exercisable as of February 28, 2021	—	—

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at February 28, 2021 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of February 28, 2021 are summarized below:

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at February 28, 2021
Derivative liabilities	$—	$—	$45,490	$45,490

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,372
Increase from note issuances	—
Decrease from note prepayment	(136,321)
Changes in the fair value	18,439
Fair value at February 28, 2021	$45,490

NOTE 11– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of February 28, 2021 and August 31, 2020, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the six months ended February 28, 2021 and February 29, 2020 are $30,720 and $30,720, respectively.

Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng, has been collecting revenue on behalf of the Company from the performance matching platform “Ai Bian Quan Qiu”. As of February 28, 2021, the Company has $1,439 related party receivable from Youall Perform Services Ltd for the revenue collected from “Ai Bian Quan Qiu” on behalf of the Company.

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

During the six months ended February 28, 2021, $90,000 salary and $50,000 bonus were paid in cash to Chief Executive Officer. $12,500 salary was paid in cash to Chief Financial Officer. $1,710 salary was paid in cash to Chief Investment Officer. $27 and $30,100 in the form of stock-based compensation were paid to Chief Investment Officer and Chief Executive Officer, respectively. During the six months ended February 29, 2020, $85,102 was paid to five executives in the form of stock-based compensation and $7,500 cash salary was paid to the Chief Financial Officer.

NOTE 12– EQUITY

The Company has 173,434,446 and 46,661,417 common shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively. These common shares were held by approximately 531 and 520 shareholders of record at February 28, 2021 and August 31, 2020, respectively. The Company has 100,000 and 0 series A preferred shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively. The Company has 20,000 and 0 series B preferred shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively. The Company has 280,025 and 0 series C preferred shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively.

The Company has the following equity activities during the six months ended February 28, 2021:

Common shares

•	The Company issued 19,000,000 shares of common stock for cash at $0.0140 per share.

•	The Company issued 25,406,238 shares of common stock from note conversion. Refer to Note 8 for further details.

•	The Company issued 56,407,922 shares of common stock from warrant exercises. Refer to Note 9 for further details.

•	261,111 shares of common stock returned to the Company due to officer resignations.

•	The Company issued 15,220,000 shares of put shares for cash at $0.015312, $0.014256, $ 0.01452, 0.077528, or 0.09856 per share.

•	As stock-based compensation the Company issued 500,000 shares to the Chief Investment Offer and 1,000,000 shares to the Chief Executive Officer.

•	The Company issued 9,500,000 shares of stock for consulting services.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the six months ended February 28, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, 20,000 shares of Series B Preferred shares at $16 per share, and 280,025 shares of Series C Preferred shares at $0.8696 per share

Warrant shares

•	The Company canceled 13,920 warrant shares with Crown Bridge and Armanda Partners.

•	Peak One Opportunities exercised the remaining 10% of the 10,000 warrant shares issued on December 9, 2019 and 100% 750,000 warrant shares issued on July 30, 2020.

•	EMA Financial exercised all 30,000 warrant shares issued on January 17, 2020.

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of February 28, 2021 and August 31, 2020:

	February 28, 2021	August 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$534,090	$447,765
Less: valuation allowance	(534,090)	(447,765)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $534,090 as of February 28, 2021 and $447,765 as of August 31, 2020. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2021 and August 31, 2020.

Reconciliation between the statutory rate and the effective tax rate is as follows for the six months ended February 28, 2021 and February 29, 2020:

	Six months ended
	February 28,
	2021	2020
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the six months ended February 28, 2021 and February 29, 2020, the Company and its subsidiary have incurred a loss of (879,301) and ($415,331), respectively. As a result, the Company and its subsidiary did not incur any income tax during the six months ended February 28, 2021 and February 29, 2020.

NOTE 14 – CONCENTRATION RISK

18% and 52% of revenue was generated from one customer during the six months ended February 28, 2021 and February 29, 2020, respectively.

100% of the account receivable balance was due from one customer as of February 28, 2021 and August 31, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases office premises in Hong Kong, a display store in Hong Kong and another office in New York city under non-cancelable operating lease agreements with an option to renew the lease. The Company closed down the display store due to the COVID-19 impact and uncertainties of the economy in Hong Kong. The lease agreement for the display store, which has the original term of February 23, 2019 to February 22, 2022, was terminated on November 22, 2020. The cash lease expense for the six months ended February 28, 2021 and February 29, 2020 was $48,293 and $36,557, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $87,256 as of February 28, 2021, of which $76,248 is within one year.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $49,483 lease expenses for the six months ended February 28, 2021.

As of February 28,	Commitments
2021	$76,248
2022	$11,008
Total Lease Payments	$87,256
Less: imputed interest	$(1,674)
Present value of lease liabilities	$85,582
Current portion of obligations under operating leases	$74,619
Obligations under operating leases, non-current	$10,962

 NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2021 to the date these financial statements were issued.

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

Prepayments for convertible notes:

On March 1, 2021, the Company prepaid a convertible promissory note dated September 1, 2020 (the “Note”) held by FirstFire Global Opportunities Fund, LLC with the principal amount of $75,000. The Company prepaid $108,125.00 on the Note, which accounts for all the principal and accrued but unpaid interest.

On March 1, 2021, we prepaid a convertible promissory note dated September 1, 2020 (the “Note”) held by Jefferson Street Capital LLC with the principal amount of $82,500. We prepaid $116,974.69 on the Note, which accounts for all the principal and accrued but unpaid interest.

On April 7, 2021, the Company prepaid a convertible promissory note dated October 9, 2020 (the “Note”) held by East Capital Investment Corporation in the principal amount of $62,700. The Company prepaid $87,467 on the Note, which accounts for all the principal and accrued but unpaid interest.

On April 7, 2021, the Company prepaid a convertible promissory note dated October 8, 2020 (the “Note”) held by Power Up Lending Group Ltd. in the principal amount of $55,000. The Company prepaid $ 80,797 on the Note, which accounts for all the principal and accrued but unpaid interest.

Issue of Series D Preferred Stock:

On March 10, 2021, the Company entered a Securities Purchase Agreement (the “Securities Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to $5,000,000 of the Company’s Series D Preferred Stock in exchange for 5,000 shares of Series D Preferred Stock. The first tranche, promptly upon execution of the Securities Purchase Agreement, was for the purchase of 250 shares of Series D Preferred Stock for $250,000. The remaining tranches (each consisting of the sale of 500 shares of Series D Preferred Stock for $500,000 shall occur so long as the Equity Conditions are met as defined in the Securities Purchase Agreement. The Company issued to GHS commitment shares of 75 shares of Series D Preferred Stock.

New office in Singapore:

On April 13, 2021, the Company announced operation in Singapore. The office is located at 24 Raffles Place, Level 28, Clifford Centre, Singapore 048621. The Singapore office will be utilized to promote the video streaming of www.ABQQ.tv in the international market.

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

On June 1, 2017, we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for an initial period of one year from October 1, 2017 to September 30, 2018, subject to a right to renew for another five years. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. In October of 2019, the term of this sublicensing agreement was renewed and extended for another five years.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated.

On April 22, 2020, the Company has announced the first phase development of a video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream derived from its hybrid subscription and advertising business model. We launched the video streaming service at the end of 2020 and the service now feature Chinese movies, television shows and drama series with unique content and exclusive to the company. We launched the video streaming website of www.ABQQ.tv on December 29, 2020. As of February 28, 2021, the Company acquired 45 movie broadcast rights. We will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series. The Company plans to charge subscription fees to generate revenue once ABQQ.tv has at least 200 broadcast rights for movies and TV series.

Starting in January 2021, the Company started generating movie box-office revenue from the movie “Ai Bian Quan Qiu”.

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

Results of Operations

Revenues

Our total revenue reported for the six months ended February 28, 2021 was $851,309, compared with $294,743 for the six months ended February 29, 2020.

18% and 52% of revenue was generated from one customer during the six months ended February 28, 2021 and February 29, 2020, respectively.

The increase in revenue for the six months ended February 28, 2021 over the six months ended February 29, 2020 is attributable to the movie box-office revenue of $697,709 from the movie “Ai Bian Quan Qiu”.

Our cost of revenues was $454,927 for the six months ended February 28, 2021, as compared with $95,025 for the six months ended February 29, 2020.

As a result, we had gross profit of $396,382 for the six months ended February 28, 2021, as compared with gross profit of $199,718 for the six months ended February 29, 2020. The increase in gross profit margin is due to the movie box-office revenue from the movie “Ai Bian Quan Qiu”.

Operating Expenses

Operating expenses increased to $949,134 for the six months ended February 28, 2021 from $522,096 for the six months ended February 29, 2020.

Our operating expenses for six months ended February 28, 2021 consisted of general and administrative expenses of $764,796 and related party salary and wages of $184,337. In contrast, our operating expenses for the six months ended February 29, 2020 consisted of general and administrative expenses of $433,244 and related party salary and wages of $88,852.

We experienced an increase in general and administrative expenses in 2021 over 2020, mainly as a result of increased rent, salaries, valuation fees, consulting fees, transaction costs for issuing preferred shares, travel and entertainment, and depreciation expense, etc.

We experienced an increase in related party salary and wages as the Chief Executive Officer started receiving cash salary in the fiscal year of 2021 and received both cash bonus and stock-based compensation in February, 2021. During the six months ended February 28, 2021, the Company paid the Chief Executive Officer $90,000 salary, $50,000 bonus in cash, and $30,100 stock-based compensation. In addition, the Company hired Chief Investment Officer on February 22, 2021 and $1,710 cash salary and $27 stock-based compensation were paid to Chief Investment Officer for the six months ended Feb 28, 2021.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC and COVID compliance as our business grows more complex and more expensive to maintain. On the COVID front, we expect that our online operations will increase, as we use online working systems to monitor and communicate with employees, consultants and suppliers. These and other costs for COVID expenditures will increase our operational costs in fiscal 2022 at various levels of operation.

Other Expenses

We had other expenses of $326,549 for the six months ended February 28, 2021, as compared with other expenses of $92,953 for the six months ended February 29, 2020. Our other expenses in 2021 were mainly the result of interest expense and the loss from prepaid convertible notes and warrant exercises. Our other expenses for 2020 was the result of interest expenses and a loss from a change in fair value.

Net Loss

We incurred a net loss in the amount of $879,301 for the six months ended February 28, 2021, as compared with a net loss of 415,331 for the six months ended February 29, 2020.

Liquidity and Capital Resources

As of February 28, 2021, we had $1,189,690 in current assets consisting of cash, prepaid expenses, accounts receivable, related party receivables and other receivables. Our total current liabilities as of February 28, 2021 were $501,076. As a result, we have working capital of $688,614 as of February 28, 2021.

Operating activities used $416,164 in cash for the six months ended February 28, 2021, as compared with $46,718 provided in cash for the same period ended February 29, 2020. Our negative operating cash flow in 2021 was mainly the result of our net loss for the year combined with changes in accounts payable and accrued liabilities. Our positive operating cash flow in 2020 was mainly the result of our net loss for the year combined with changes in long term prepayments.

Investing activities used $2,880,733 in cash for the six months ended February 28, 2021, as compared with $1,049,600 used for the six months ended February 29, 2020. Our negative investing cash flow for February 28, 2021 was mainly the result of the purchase of a movie and TV series broadcast right and copyright. Our negative investing cash flow for February 29, 2020 was the result of proceeds from a note receivable collection.

Financing activities provided $1,066,639 for the six months ended February 28, 2021, as compared with $311,360 provided in financing activities for the six months ended February 29, 2020. Our positive financing cash flow for February 28, 2021 was the result of proceeds from convertible notes and sales of our common stock and preferred stock. Our positive financing cash flow for February 28, 2020 was the result of proceeds from convertible notes.

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

Off Balance Sheet Arrangements

As of February 28, 2021, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended February 28, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 9, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has the following equity activities during the six months ended February 28, 2021:

Common shares

The Company issued 19,000,000 shares of common stock for cash at $0.0140 per share.
The Company issued 25,406,238 shares of common stock from note conversion.
The Company issued 56,407,922 shares of common stock from warrant exercises.
The Company issued 15,220,000 shares of put shares for cash at $0.015312, $0.014256, $ 0.01452, 0.077528, or 0.09856 per share.
The Company issued 1500,000 shares to officers for their services and 9,500,000 shares of stock for consulting services.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the six months ended February 28, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, 20,000 shares of Series B Preferred shares at $16 per share, and 280,025 shares of Series C Preferred shares at $0.8696 per share

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
April 14, 2021

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 14, 2021

