Form 10-Q
period 2021-05-31
AB INTERNATIONAL GROUP CORP.
filed 2021-07-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2021
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 200, 202,362 common shares as of July 6, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of May 31, 2021 (unaudited) and August 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended May 31, 2021 and May 31, 2020 (unaudited);
F-3	Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended May 31, 2021 and May 31, 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2021 and May 31, 2020 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP

Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$67,195	$2,455,061
Prepaid expenses	2,000	11,024
Account receivable	—	137,700
Related party receivable	658,961	87,581
Due from shareholders	319,020	61,500
Interest receivable	—	26,240
Total Current Assets	1,047,176	2,779,106

Fixed assets, net	18,236	16,408
Leasehold improvement, net	48,769	85,345
Right of use lease assets, net	70,792	126,354
Intangible assets, net	3,374,648	175,000
Long-term prepayment	1,228,800	1,742,080
Other assets	16,440	18,427
TOTAL ASSETS	$5,804,861	$4,942,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$97,830	$364,979
Current portion of obligations under operating leases	71,362	73,664
Convertible note and derivative liability	—	438,921
Due to shareholder	258	476
Tax payable	—	56,750
Other payable	3,827	3,584
Total Current Liabilities	173,277	938,374

Obligations under operating leases, non-current	—	48,249
Total Liabilities	173,277	986,623

Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
194,571,251 and 46,661,417 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	194,571	46,661
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	100	—
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	20	—
Series C preferred stock, 280,025 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	280	—
Series D preferred stock, 95 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	0	—
Additional paid-in capital	10,085,842	7,271,983
Accumulated deficit	(4,638,008)	(2,970,881)
Unearned shareholders' compensation	(11,223)	(391,666)
Total Stockholders’ Equity	5,631,584	3,956,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,804,861	$4,942,721

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2021	2020	2021	2020

Revenue	$1,043,817	$371,543	$192,508	$76,800
Cost of revenue	(878,601)	(137,217)	(423,674)	(42,192)
Gross Profit	165,216	234,326	(231,166)	34,608

OPERATING EXPENSES
General and administrative expenses	(1,208,142)	(619,032)	(443,345)	(185,789)
Research and development expenses	—	(108,800)	—	(108,800)
Related party salary and wages	(258,837)	(138,685)	(74,500)	(49,833)
Total Operating Expenses	(1,466,979)	(866,517)	(517,845)	(344,422)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	—	—
Interest expense	(156,822)	(193,590)	(28,161)	(45,791)
Interest income	8	148,893	—	43,721
Preferred shares dividend expense	(7,009)	—	(7,009)	—
Gain /(Loss) from change in fair value	64,584	(54,316)	45,490	(3,990)
Gain/(Loss) from lease termination	(3,251)	—	—	—
Gain/(Loss) from prepaid convertible note	(232,797)	—	(104,482)	—
Gain/(Loss) from warrant termination	(12,343)	—	—	—
Gain/(Loss) from warrant exercise	(75,000)	—	—	—
Total other income (expenses)	(420,711)	(99,013)	(94,162)	(6,060)

LOSS FROM OPERATIONS
Income tax provision	—	—	—	—
Net loss from operations	(1,722,474)	(731,204)	(843,173)	(315,874)

NET INCOME (LOSS)	$(1,722,474)	$(731,204)	$(843,173)	$(315,874)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.01)	$(0.15)	$(0.00)	$(0.07)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.01)	$(0.15)	$(0.00)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	174,927,364	4,822,016	174,927,364	4,822,016
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	174,927,364	4,972,792	174,927,364	4,972,792

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders’ Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125

Common shares issued to officers for services	—	—	—	—	—	—	127,435	127,435
Warrant shares issued in conjunction with convertible notes	—	—	—	—	156,985	—	—	156,985
Net loss	—	—	—	—	—	(731,204)	—	(731,204)
Balance - May 31, 2020	4,822,016	$4,822	—	$—	$6,677,965	$(2,183,224)	$(715,222)	$3,784,340

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097

Common shares issued for cash	23,000,000	23,000	—	—	529,000	—	—	552,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,667	—
Put Shares issued for cash	20,276,633	20,277	—	—	1,215,862	—	—	1,236,139
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(11,223)	33,777
Common shares issued for consulting services	17,700,000	17,700	—	—	513,300	—	—	531,000
Preferred shares converted into common shares	3,880,152	3,880	—	—	173,043	—	—	176,923
Preferred shares series A issuance	—	—	100,000	100	—	—	—	100
Preferred shares series B issuance	—	—	20,000	20	319,980	—	—	320,000
Preferred shares series C issuance	—	—	280,025	280	243,220	—	—	243,500
Preferred shares series D issuance	—	—	95	0	73,077	—	—	73,077
Warrants termination and exercised	—	—	—	—	(145,423)	—	—	(145,423)
Adjustment to retained earning	—	—	—	—	—	55,347	—	55,347
Net loss	—	—	—	—	—	(1,722,474)	—	(1,722,474)
Balance - May 31, 2021	194,571,251	$194,571	400,120	$400	$10,085,842	$(4,638,008)	$(11,223)	$5,631,584

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements Cash Flows

(Unaudited)

	Nine Months Ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(1,722,474)	$(731,204)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	564,877	127,435
Depreciation of fixed asset	39,748	39,325
Amortization of intangible asset	853,001	88,731
Impairment of intangible asset	—	111,115
Loss/(gain) from change in fair value of derivatives	(64,584)	54,316
Loss/(gain) from lease termination	3,251	—
Loss/(gain) from warrant termination	12,343	—
Loss/(gain) from warrant exercise	75,000	—
Loss/(gain) prepaid convertible note	232,797	—
Interest expense	156,822	193,591
Non-cash note conversion fees	8,750	—
Non-cash lease expense	1,761	—
Changes in operating assets and liabilities:
Accounts receivable	137,700	(76,800)
Receivable on asset disposal	—	1,280,000
Interest receivable	26,240	(26,240)
Related party receivable	(571,380)	(52,588)
Prepaid expenses	9,024	231
Rent security & electricity deposit	1,987	—
Long-term prepayment	513,280	(1,011,200)
Accounts payable and accrued liabilities	(267,149)	(49,945)
Due to / from shareholders	(218)	826
Tax payable	(1,403)	(7,814)
Other payable	243	(157,824)
Net cash provided by / (used in) operating activities	9,616	(218,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of movie and TV series broadcast right and copyright	(4,052,649)	—
Purchase of furniture and equipment	(5,000)	—
Net cash used in investing activities	(4,057,649)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	344,352
Proceeds from common stock issuances	1,530,619	—
Proceeds from preferred share B issuances	320,000	—
Proceeds from preferred share C issuances	243,500	—
Proceeds from preferred share D issuances	250,000	—
Payments for warrant termination	(95,000)	—
Prepayments of convertible notes	(821,970)	—
Net cash provided by financing activities	1,660,166	344,352

Net increase (decrease) in cash and cash equivalents	(2,387,867)	126,307
Cash and cash equivalents - beginning of the quarter	2,455,061	1,564,750
Cash and cash equivalents - end of the quarter	67,195	1,691,057

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$137,766	$—
Issuance of warrants in conjunction with convertible notes	$—	$156,985
Convertible notes converted to common shares	$(183,752)	$—
Additions to ROU assets from operating lease liabilities	$27,421	$—
Common shares returned due to officer resignations	$(391,667)	$—
Preferred shares converted into common shares	$3,880	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and May 31, 2020

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

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the Technology since the end of December, 2020.

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

On March 21, 2018, we acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company plans to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposes to bring a physical aspect to something that is otherwise very abstract to people. We also issued to JPC Fintech Limited 2,400,000 common shares with a market value of $72,000 exchange of KryptoKiosk Limited’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property. We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination. In February of 2020, 100% of the intellectual assets of KryptoKiosk Limited’s carrying value $48,000 net of amortization is written off since the IP was never transferred to us and no revenue was generated from this intellectual asset.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. The Company decided to impair100% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account.

In June, 2019, the Company completed the development of a video mix APP for social video sharing via iOS and Android smartphones. This app was originally planned to take advantage of the core design philosophy of “My film anyone, anywhere, anytime be together” as similar and competitive innovative video and community apps have been activated on over 2 million unique devices in China as of December 31, 2017 and precipitated the duet video synthesis phenomenon in China. However, the Company decided to focus on the “Ai Bian Quan Qiu” platform as its main business and thus sold the video mix APP to Anyone Pictures Limited, which holds 242,980 common shares of the Company, for $422,400 with a gain of $59,792 in August of 2019. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events were suspended. The Company decided to shut down the Ai Bian Quan Qiu platform and no revenue was generated after January 31, 2020. As a result, it has created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms.

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of May 31, 2021, the Company acquired 59 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. As of May 31, 2021 and August 31, 2020, there were net intercompany receivable balance of $2,300,460 and $9,060, respectively. The intercompany receivable and payable balances are offset to zero in the consolidated financial statements.

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

Account Receivable

Account receivable consists of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amount receivable balances are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. As the sublicensing agreement with Anyone Picture was terminated in January, 2021, there was no account receivable balance as of May 31, 2021. No amount for bad debt expense was recorded by the Company during the nine months ended May 31, 2021 and May 31, 2020, and no write-offs for bad debt were recorded for the nine months ended May 31, 2021 and May 31, 2020.

Prepaid Expenses

Prepaid expenses primarily consist of prepayments of OTC market annual fee. The prepaid balances are amortized when the related expense is incurred.

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

Impairment losses are included in G&A expense. There was no impairment loss during the nine months ended May 31, 2021. For the nine months ended May 31, 2020, the impairment loss of intangible assets was $111,115, including $48,000 for the intellectual assets acquired from KryptoKiosk Limited and $63,115 for the performance matching platform “Ai Bian Quan Qiu” and its WeChat official account.

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

The Company generates revenue from movie box office, sub-licensing a patent, and charging a service fee from the “Ai Bian Quan Qiu” platform for actors and commercial events matching

The sub-licensing revenue is recognized monthly based upon the number of users who download the APP that utilizes the Company’s patent. The monthly royalty the Company charges Anyone Pictures Limited is $12.8 per 1000 APP users. Both parties agreed to charge the sublicensing fee based upon a fixed number 2,000,000 users. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the Technology since the end of December, 2020.

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

Movie box office revenue is collected by the Company’s related party in the mainland China, Guangzhou Shengshituhua Film and Television Company Limited. The Company recognizes net revenue based upon 43% of the after-tax box office revenue deducting movie issuance costs.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2021, there was unrecognized tax benefits. Please see Note 14 for details.

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

The Company has prepaid all the remaining convertible notes and exercised all the warrants as of May 31, 2021. As such, 0 potentially diluted shares were from convertible notes and warrants as of May 31, 2021, whereas 101,716 potentially diluted shares were from convertible notes and 49,060 potentially diluted shares were from warrants as of May 31, 2020.

	As of May 31,
Diluted shares not included in basic loss per share computation	2021	2020
Warrants	—	49,060
Convertible notes	—	101,716

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

In July 2018, the FASB issued ASU 2018-10 ASC Topic 842: “Codification Improvements to Leases” The amendments are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for EGC for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $2,000 and $11,024 as of May 31, 2021 and August 31, 2020, respectively. Prepaid expense as of May 31, 2021 primarily includes $2,000 prepayment of OTC market annual fee.

NOTE 4 – DUE FROM SHAREHOLDERS

Due from shareholders are proceeds not yet collected from the shareholders for issuance of common stocks. As of May 31, 2021, the due from shareholders balance of $319,020 includes $77,856 for the issuance of 2 million shares to Kangdi Liu and $241,164 for the issuance of 2.7 million Put shares to Peak One Opportunity Fund LP,

NOTE 5 – FIXED ASSETS AND LEASEHOLD IMPROVEMENT

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

The total original cost was $172,278, including $146,304 for renovation of the office and the store and $25,974 office furniture and appliances. The accumulated depreciation was $105,273 and $65,525 as of May 31, 2021 and August 31, 2020, respectively.

	May 31, 2021	August 31, 2020
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	20,974
Total cost	172,278	167,278
Accumulated depreciation	(105,273)	(65,525)
Property and equipment, net	$67,005	$101,753

NOTE 6 – INTANGIBLE ASSETS

As of May 31, 2021 and August 31, 2020, the balance of intangible assets are as follows;

	May 31, 2021	August 31, 2020
Patent	$500,000	$500,000
Movie copyrights	1,612,809	—
Movie and TV series broadcast rights	2,439,840	—
Total cost	4,552,649	500,000
Accumulated amortization	(1,178,001)	(325,000)
Intangible assets, net	$3,374,648	$175,000

Intangible assets include 1) a patent obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment, 2) movie copyrights for the movie “Ai Bian Quan Qiu” and “Kaishieryi”, and 3) broadcast rights for fifty-nine movie and TV series. The amortization expense for nine months ended May 31, 2021 and May 31, 2020 was $853,001 and $88,731, respectively.

NOTE 7 – RIGHTS-TO-USE LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	May 31, 2021	August 31, 2020
Right-to-use gross asset	$223,237	$228,510
Less: accumulated amortization	(152,445)	(102,156)
Right-to-use asset, net	$70,792	$126,354

The estimated amortization expenses for each of the two succeeding years is as follows:

Year ending May 31,	Amortization expense
2021	$70,792
Total	$70,792

NOTE 8 – LONG-TERM PREPAYMENT

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

As of May 31, 2021, the long-term prepayment balance of $1,228,800 relates to four copyrights for movies and TV series as below:

•	In November 2019, the Company acquired two broadcast rights for online streaming at a price of $256,000 for “Lushang” (English name: “On the Way”) and $115,200 for “Qi Qing Kuai Che” (English name: “Confusion”). “Lushang” broadcast right permits online streaming globally, whereas “Qi Qing kuai Che” only allows online streaming outside China. Both of them have been fully paid. As these two movies have not yet been approved for screening by the Chinese government, the balances were recorded as long-term prepayment.

•	In June 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively. These broadcast rights are both for online streaming globally. As of May 31, 2021, $435,200 and $422,400 has been paid and recorded as long-term prepayment for “If time could stop at the moment when we first met” and “Huafeng”, respectively.

NOTE 9 – CONVERTIBLE NOTES

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

The below table summarizes all the convertible notes issued during the year ended August 31, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
EMA Financial	November 18, 2019	August 18, 2020	$75,000	$68,500	$6,500	$18,763	$64,737
Peak One Opportunity	December 9, 2019	December 9, 2022	$85,000	$76,500	$8,500	$11,188	$65,312
Crown Bridge (Tranche I)	January 8, 2020	January 8, 2021	$40,500	$36,500	$4,000	$1,508	$34,992
Auctus Fund Note	December 31, 2019	September 30, 2020	$75,000	$75,000	$-	$15,658	$59,342
East Capital	February 13, 2020	February 13, 2021	$50,000	$50,000	$-	$6,508	$43,492
Fidelis Capital	February 19, 2020	February 19, 2021	$50,000	$50,000	$-	$6,513	$43,487
Armada Partners	March 12, 2020	March 12, 2021	$38,500	$35,000	$3,500	$2,008	$32,992
EMA Financial	July 17, 2020	July 17, 2021	$50,000	$47,500	$2,500	$4,513	$42,987
Crown Bridge (Tranche II)	July 23, 2020	July 23, 2021	$40,500	$36,500	$4,000	$2,208	$34,292
Power Up Lending (Tranche I)	July 24, 2020	July 24, 2021	$130,000	$130,000	$-	$13,921	$116,079
Power Up Lending (Tranche II)	August 18, 2020	August 18, 2021	$63,000	$63,000	$-	$8,061	$54,939
			$697,500	$668,500	$29,000	$90,853	$592,647

The below table summarizes all the convertible notes issued during the nine months ended May 31, 2021.

Counterparties	Issuance date	Maturity Date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
Jefferson Street Capital	September 1,2020	September 1, 2021	82,500	75,000	7,500	6,051	68,949
FirstFire Global	September 1,2020	June1, 2021	75,000	71,250	3,750	9,752	61,498
Power Up Lending	October8, 2020	October 8, 2021	55,000	55,000	-	7,421	47,579
East Capital	October 9, 2020	October 9, 2021	62,700	62,700	-	7,708	54,992
			$275,200	$263,950	$11,250	$30,933	$233,017

The following table summarizes the convertible note and derivative liability in the balance sheet at May 31, 2021:

Balance, August 31, 2020	$438,921
Issuance of Convertible Note Principal	$275,200
Issuance of MFN Principal	$15,000
Discount on Note issuance, net of amortization	$75,075
Accrued interest expense	$24,562
Converted Note Principal	$(166,464)
Converted accrued and unpaid interest	$(8,538)
Prepayment of Note Principal	$(559,782)
Paid interest expense	$(29,390)
Change in fair value of Derivative liability	$(64,584)
Balance, May 31, 2021	$0

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used as of May 31, 2021 include (1) risk-free interest rates of 0.06%, (2) expected equity volatility of 66.25% - 66.3%, (3) zero dividends, (4) discount for lack of marketability of 30% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation date of May 31, 2021.

The Company recognizes gain due to convertible feature of $64,584 in the income statement for the nine months ended May 31, 2021.

The Company prepaid nine convertible notes during the nine months ended May 31, 2021 as below:

Convertible Notes	Beginning Principle after Note Conversion	Total Interest Accrued	Paid Date	Paid Principle	Paid Interest	Principal balance Outstanding	Payment amount	Loss from prepaid convertible note
Crown Bridge (Tranche I)	1,082	2,641	12/9/20	(1,082)	(2,641)	-	72,500	(26,732)
Crown Bridge (Tranche II)	40,500	1,545	12/9/20	(40,500)	(1,545)	-
EMA Financial	50,000	1,990	12/9/20	(50,000)	(1,990)	-	72,800	(20,810)
Power Up Lending	130,000	6,491	1/22/21	(130,000)	(6,491)	-	190,925	(54,434)
Power Up Lending	63,000	3,042	2/10/21	(63,000)	(3,042)	-	92,380	(26,338)
East Capital	62,700	3,114	4/7/21	(62,700)	(3,114)	-	87,467	(21,652)
Power Up Lending	55,000	2,746	4/7/21	(55,000)	(2,746)	-	80,797	(23,051)
Jefferson Street	82,500	4,097	3/1/21	(82,500)	(4,097)	-	116,975	(30,378)
FirstFire Global	75,000	3,724	3/1/21	(75,000)	(3,724)	-	108,125	(29,401)
Total	559,782	29,390	-	(559,782)	(29,390)	-	821,970	(232,797)

The Holders converted convertible notes to common shares during the nine months ended May 31, 2021 as below:

EMA Financial:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	5,285	5,284.50	5,154	—	10,439	1,000	—	$0.00812	1,408,800
Total		5,284.50	5,154	—	10,439	1,000			1,408,800

Auctus Capital Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	33,295	12,055	73	—	12,128	750	21,240	$0.00510	2,525,000
September 18, 2020	21,240	15,233	58	—	15,291	750	6,007	$0.00510	3,145,300
September 29, 2020	6,007	6,007	18	11,082	17,107	750	—	$0.00480	3,720,200
October 22, 2020	—	—	—	3,918	3,918	750	—	$0.00216	2,161,240
Total		33,294.51	149	15,000	48,444	3,000			11,551,740

*On September 29, 2020, $6,007 of the Auctus Capital convertible note was converted to 17,107 shares of common stock at a conversion price $ 0.0048, 60% of the lowest trading price in the 20 days prior to the conversion dates. Additional most-favored-nation (MFN) principal of $15,000 was triggered when the conversion price is lower than $0.1. The remaining Auctus Capital convertible note principal balance was $0, including $15,000 MFN principal

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

In summary, the Company has either converted or prepaid all the outstanding convertible notes as of May 31, 2021. The below table lists conversions and prepayments during each quarter in FY2021.

Sr. No.	Note	Total convertible note issued	Total principal converted as of 08/31/2020	Total principal converted as of 11/30/2020	Total principal paid off as of 2/28/2021	Total principal paid off as of 5/31/2021	Principal balance Outstanding as of 5/31/2021
1	EMA Financial	90,000	(84,716)	(5,285)	-	-	-
2	Peak One Opportunity	85,000	(85,000)	-	-	-	-
3	Auctus Fund Note	90,000	(41,705)	(48,295)	-	-	-
4	Crown Bridge (Tranche I)	40,500	(19,633)	(19,785)	(1,082)	-	-
5	East Capital	50,000	(23,400)	(26,600)	-	-	-
6	Fidelis Capital	50,000	(9,000)	(41,000)	-	-	-
7	Armada Partners	38,500	(13,000)	(25,500)	-	-	-
8	Crown Bridge (Tranche II)	40,500	-	-	(40,500)	-	-
9	EMA Financial (Issue Date: 7.17.2020)	50,000	-	-	(50,000)	-	-
10	Power Up Lending (Issue Date: 07.24.2020)	130,000	-	-	(130,000)	-	-
11	Power Up Lending (Issue Date: 08.18.2020)	63,000	-	-	(63,000)	-	-
12	East Capital (Issue Date: 10.09.2020)	62,700	-	-	-	(62,700)	-
13	Power Up Lending (Issue Date: 10.08.2020)	55,000	-	-	-	(55,000)	-
14	Jefferson Street (Issue Date: 09.01.2020)	82,500	-	-	-	(82,500)	-
15	FirstFire Global (Issue Date: 09.01.2020)	75,000	-	-	-	(75,000)	-
	Total	1,002,700	(276,454)	(166,464)	(284,582)	(275,200)	-

NOTE 10 – WARRANTS

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

As of May 31, 2021, the Company exercised the following warrant shares to acquire common shares via cashless exercises as below:

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

A summary of the status of the Company’s warrants as of May 31, 2021 is presented below. The number of shares is adjusted in accordance with the anti-dilution adjustment and equals the original number of warrant shares times the original exercise prices divided by based prices. Base price is either the note conversion price or the share issuance price used by the Company while the warrants are outstanding.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2020	793,920	68,163,661
Warrants granted	—	—
Exercised, forfeited or expired	(793,920)	(68,163,661)
Outstanding as of May 31, 2021	—	—
Exercisable as of May 31, 2021	—	—

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

NOTE 11 – FAIR VALUE MEASUREMENTS

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at May 31, 2021 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of May 31, 2021 are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at May 31, 2021
Derivative liabilities	$—	$—	$-	$-

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,372
Increase from note issuances	—
Decrease from note prepayment	(136,321)
Changes in the fair value	18,439
Fair value at February 28, 2021	$45,490
Decrease from note prepayment	(45,490)
Fair value at May 31, 2021	—

NOTE 12– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of May 31, 2021 and August 31, 2020, there are no such related party transactions.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”). The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the nine months ended May 31, 2021 and May 31, 2020 are $25,600 and $46,080, respectively. In January, 2021, the Company’s sublicensing agreement to generate revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December, 2020 given there has been no subleasing revenue generated from the patent.

Guangzhou Shengshituhua Film and Television Company Limited (“Guangzhou Shengshituhua”) also collects movie box-office revenues in mainland China on behalf of the Company for the movie “Ai Bian Quan Qiu”. As of May 31, 2021, the Company has $658,961 related party receivable from Guangzhou Shengshituhua for the uncollected movie box-office revenue. The settlement process between Guangzhou Shengshituhua and Huaxia Film Distribution in mainland China takes approximately 90 days. There is also a further delay in currency exchanges from RMB to USD.

Youall Perform Services Ltd, owned by the Company’s Board of Director Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January, 2020. For the nine months ended May 31, 2021 and 2020, the Company recognized revenue of $0 and $141,143 from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $0 and $87,581 as of May 31, 2021 and 2020, respectively.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. Has been paying on behalf of the Company. 2) Youall Perform Services Ltd. Will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 will be due on the twenty first month after the contract related signing date of July 31, 2020.

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

During the nine months ended May 31, 2021, the Company paid the Chief Executive Officer $135,000 salary, $50,000 bonus in cash, and $30,100 stock-based compensation. $18,750 salary was paid in cash to Chief Financial Officer. In addition, the Company hired Chief Investment Officer on February 22, 2021 and $36,185 cash salary and $3,777 stock-based compensation were paid to Chief Investment Officer for the nine months ended May 31, 2021. During the nine months ended May 31, 2020, $127,435 was paid to five executives in the form of stock-based compensation and $11,250 cash salary was paid to the Chief Financial Officer.

NOTE 13– EQUITY

The Company has 194,571,251 and 46,661,417 common shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively. These common shares were held by approximately 541 and 520 shareholders of record at May 31, 2021 and August 31, 2020, respectively. The Company has 100,000 and 0 series A preferred shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively. The Company has 20,000 and 0 series B preferred shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively. The Company has 280,025 and 0 series C preferred shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively. The Company has 95 and 0 series D preferred shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively.

The Company has the following equity activities during the nine months ended May 31, 2021:

Common shares

•	The Company issued 19,000,000 shares of common stock for cash at $0.0140 per share and 4,000,000 shares of common stock for cash at $0.0715 per share.

•	The Company issued 25,406,238 shares of common stock from note conversion. Refer to Note 9 for further details.

•	The Company issued 56,407,922 shares of common stock from warrant exercises. Refer to Note 10 for further details.

•	261,111 shares of common stock returned to the Company due to officer resignations.

•	The Company issued 20,276,633 shares of put shares for cash at $0.015312, $0.014256, $ 0.01452, $0.077528, $0.09856, $0.11, $0.0715, or $0.0893 per share.

•	As stock-based compensation the Company issued 500,000 shares to the Chief Investment Offer and 1,000,000 shares to the Chief Executive Officer.

•	The Company issued 3,880,152 of common shares from preferred shares series D conversion.

•	The Company issued 17,700,000 shares of stock for consulting services.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the nine months ended May 31, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, 20,000 shares of Series B Preferred shares at $16 per share, and 280,025 shares of Series C Preferred shares at $0.8696 per share and 325 shares of Series D Preferred shares at a par value $0.001, 230 shares of Series D Preferred shares were converted to 3,880,152 common shares in May, 2021

Based upon the Series D Preferred Share purchase agreement, each share of Series D Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 8.0% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed (the “Dividend End Date”). As of May 31, 2021, the Company has dividend payable of $7,009 on Series D Preferred Shares and included in the accrued liabilities in the balance sheet.

Warrant shares

•	The Company canceled 9,720 warrant shares with Crown Bridge and 4,200 warrant shares with Armanda Partners in November, 2020.

•	Peak One Opportunities exercised the remaining 10% of the 10,000 warrant shares issued on December 9, 2019 and 100% 750,000 warrant shares issued on July 30, 2020.

•	EMA Financial exercised all 30,000 warrant shares issued on January 17, 2020.

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of May 31, 2021 and August 31, 2020:

	May 31, 2021	August 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$607,796	$447,765
Less: valuation allowance	(607,796)	(447,765)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $607,796 as of May 31, 2021 and $447,765 as of August 31, 2020. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2021 and August 31, 2020.

Reconciliation between the statutory rate and the effective tax rate is as follows for the nine months ended May 31, 2021 and May 31, 2020:

	Nine months ended
	May 31,
	2021	2020
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the nine months ended May 31, 2021 and May 31, 2020, the Company and its subsidiary have incurred a loss of (1,722,474) and ($731,204), respectively. As a result, the Company and its subsidiary did not incur any income tax during the nine months ended May 31, 2021 and May 31, 2020.

NOTE 15 – CONCENTRATION RISK

10% and 62% of revenue was generated from one customer during the nine months ended May 31, 2021 and May 31, 2020, respectively.

100% of the account receivable balance was due from one customer as of May 31, 2021 and August 31, 2020.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating lease

As of May 31, 2021, the Company leases office premises in Hong Kong, an office in New York city, and an office in Singapore under non-cancelable operating lease agreements with an option to renew these leases. On November 22, 2020, the Company closed down a display store and terminated its lease, which has an original term from February 23, 2019 to February 22, 2022, as a result of the COVID-19 impact and uncertainties of the economy in Hong Kong. The cash lease expense for the nine months ended May 31, 2021 and May 31, 2020 was $69,905 and $36,557, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $72,487 as of May 31, 2021, of which $72,487 is within one year.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $71,665 lease expenses for the nine months ended May 31, 2021, including both cash and non-cash lease expenses.

As of May 31,	Commitments
2021	$72,487
Total Lease Payments	$72,487
Less: imputed interest	$(1,125)
Present value of lease liabilities	$71,362
Current portion of obligations under operating leases	$71,362
Obligations under operating leases, non-current	$0

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2021 to the date these financial statements were issued.

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

The remaining proceeds from issuance of common stocks are fully collected in June, 2021:

On June 1 and June 2, 2021, the company received $64,000, and $13,856 respectively for the issuance of 2 million shares to Kangdi Liu.

On June 4 and June 15, 2021, the company received $110,387 and $129,806 from Peak One Opportunity Fund LP for equity purchase agreement.

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

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. We have a Patent License to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. We had launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts based on WeChat platform in February 2019, utilizing Artificial Intelligence, it is a matching platform for performers, advertiser merchants, and owners for more efficient services. We generate revenues through an agency service fee from each matched performance.  Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. Starting in January 2021, however, the Company started generating movie box-office revenue from the movie “Ai Bian Quan Qiu” as a result in the easing of COVID-19 restrictions.

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

On April 22, 2020, the Company announced the first phase development of a video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream derived from its hybrid subscription and advertising business model. We launched the video streaming service at the end of 2020 and the service now features Chinese movies, television shows and drama series with unique content and exclusive to the Company. We launched the video streaming website of www.ABQQ.tv on December 29, 2020. As of May 31, 2021, the Company acquired 59 movie broadcast rights . We will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series. The Company plans to charge subscription fees to generate revenue once ABQQ.tv has at least 200 broadcast rights for movies and TV series.

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

Results of Operations

Revenues

Our total revenue reported for the nine months ended May 31, 2021 was $1,043,817, compared with $371,543 for the nine months ended May 31, 2020.

The increase in revenue for the nine months ended May 31, 2021 over the nine months ended May 31, 2020 is mainly attributable to the movie box-office revenue of $941,417 from the movie “Ai Bian Quan Qiu”.

10% and 62% of revenue was generated from one customer during the nine months ended May 31, 2021 and May 31, 2020, respectively.

Our cost of revenues was $878,601for the nine months ended May 31, 2021, as compared with $137,217 for the nine months ended May 31, 2020. Most of the increase in cost of revenues for the nine months ended May 31, 2021 was the result of amortizing movie broadcast rights, not present in the same period 2020.

As a result, we had gross profit of $165,216 for the nine months ended May 31, 2021, as compared with gross profit of $234,326 for the nine months ended May 31, 2020. The decrease in gross profit margin for the nine months ended May 31, 2021 is largely to the high cost of amortizing movie broadcast rights.

We hope to generate increased revenues for the balance of the fiscal year with continued box office revenue of Ai Bian Quan Qiu, as well as achieving enough customers to start subscriptions for ABQQ.tv

Operating Expenses

Operating expenses increased to $1,466,979 for the nine months ended May 31, 2021 from $866,517 for the nine months ended May 31, 2020.

Our operating expenses for nine months ended May 31, 2021 consisted of general and administrative expenses of $1,208,142 and related party salary and wages of $258,837. In contrast, our operating expenses for the nine months ended May 31, 2020 consisted of general and administrative expenses of $619,032, research and development expenses of $108,800 and related party salary and wages of $138,685.

We experienced an increase in general and administrative expenses in 2021 over 2020, mainly as a result of increased consulting fees, transaction costs for issuing preferred shares, rent, salaries, valuation fees, travel and entertainment, and depreciation expense, etc.

We experienced an increase in related party salary and wages as the Chief Executive Officer started receiving cash salary in the fiscal year of 2021 and received both cash bonus and stock-based compensation in February, 2021. During the nine months ended May 31, 2021, the Company paid the Chief Executive Officer $135,000 salary, $50,000 bonus in cash, and $30,100 stock-based compensation. $18,750 salary was paid in cash to Chief Financial Officer. In addition, the Company hired Chief Investment Officer on February 22, 2021 and $36,185 cash salary and $3,777 stock-based compensation were paid to Chief Investment Officer for the nine months ended May 31, 2021. During the nine months ended May 31, 2020, $127,435 was paid to five executives in the form of stock-based compensation and $11,250 cash salary was paid to the Chief Financial Officer.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC and COVID compliance as our business grows more complex and more expensive to maintain. On the COVID front, we expect that restrictions will ease moving forward, but there may still be setbacks as variants to the virus emerge and governments take lockdown measures in response. These and other costs for COVID expenditures may increase our operational costs in fiscal 2022 at various levels of operation.

Other Expenses

We had other expenses of $420,711 for the nine months ended May 31, 2021, as compared with other expenses of $99,013 for the nine months ended May 31, 2020. Our other expenses in 2021 were mainly the result of interest expense and the loss from prepaid convertible notes and warrant exercises. Our other expenses for 2020 was the result of interest expenses and a loss from a change in fair value.

 Net Loss

We incurred a net loss in the amount of $1,722,474 for the nine months ended May 31, 2021, as compared with a net loss of 731,204 for the nine months ended May 31, 2020.

Liquidity and Capital Resources

As of May 31, 2021, we had $1,047,176 in current assets consisting of cash, prepaid expenses, related party receivables and amounts due from shareholders. Our total current liabilities as of May 31, 2021 were $173,277. As a result, we have working capital of $873,899 as of May 31, 2021 as compared with $1,840,732 as of August 31, 2020.

Operating activities provided $9,616 in cash for the nine months ended May 31, 2021, as compared with $218,046 used in cash for the same period ended May 31, 2020. Our positive operating cash flow in 2021 was mainly the result of the amortization of intangible assets, stock-based compensation and changes in long term prepayments, offset by our net loss for the period. Our negative operating cash flow in 2020 was mainly the result of our net loss for the year combined with changes in long term prepayments.

Investing activities used $4,057,649 in cash for the nine months ended May 31, 2021, as compared with $0 used for the nine months ended May 31, 2020. Our negative investing cash flow for May 31, 2021 was mainly the result of the purchase of a movie and TV series broadcast right and copyright.

Financing activities provided $1,660,166 for the nine months ended May 31, 2021, as compared with $344,352 provided in financing activities for the nine months ended May 31, 2020. Our positive financing cash flow for May 31, 2021 was the result of proceeds from convertible notes and sales of our common stock and preferred stock, offset by payments for warrant termination and prepayments for convertible notes. Our positive financing cash flow for May 31, 2020 was the result of proceeds from convertible notes.

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

Off Balance Sheet Arrangements

As of May 31, 2021, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended May 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 9, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has the following equity activities during the nine months ended May 31, 2021:

Common shares

•	The Company issued 19,000,000 shares of common stock for cash at $0.0140 per share and 4,000,000 shares of common stock for cash at $0.0715 per share.

•	The Company issued 25,406,238 shares of common stock from note conversion.

•	The Company issued 56,407,922 shares of common stock from warrant exercises.

•	The Company issued 20,276,633 shares of put shares for cash at $0.015312, $0.014256, $ 0.01452, $0.077528, $0.09856, $0.11, $0.0715, or $0.0893 per share.

•	As stock-based compensation the Company issued 500,000 shares to the Chief Investment Offer and 1,000,000 shares to the Chief Executive Officer.

•	261,111 shares of common stock returned to the Company due to officer resignations

•	The Company issued 3,880,152 of common shares from preferred shares series D conversion.

•	The Company issued 17,700,000 shares of stock for consulting services.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the nine months ended May 31, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, 20,000 shares of Series B Preferred shares at $16 per share, and 280,025 shares of Series C Preferred shares at $0.8696 per share and 325 shares of Series D Preferred shares at a par value $0.001. 230 shares of the Series D Preferred shares were converted to 3,880,152 common shares in May, 2021

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
July 15, 2021

By:	/s/ Brandy Gao
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
July 15, 2021

