Form 10-K
period 2021-08-31
AB INTERNATIONAL GROUP CORP.
filed 2022-01-12
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2021
☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $29,365,653

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 237,297,700 common shares as of December 31, 2021.

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

On June 1, 2017 (the “Effective Date”), we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua, Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology for a term of five years commencing on the Effective Date and, subject to a right to renew for another five years. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. The term of this sublicensing agreement was renewed and extended for another five years in October of 2019.

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

On March 21, 2018, we acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposed to bring a physical aspect to something that is otherwise very abstract to people. We also issued to JPC Fintech Limited 2,400,000 common shares with a market value of $72,000 exchange of KryptoKiosk Limited’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property. We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination. In February of 2020, 100% of the intellectual assets of KryptoKiosk Limited’s carrying value $48,000 net of amortization is written off since the IP was never transferred to us and no revenue was generated from this intellectual asset.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. The Company decided to impair 100% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account.

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of August 31, 2021, the Company acquired 4 movie copyrights and 59 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

Competition

Our main business is sub-license a patent of video synthesis and release system for mobile communications equipment to smartphone apps and smartphone makers. We are in the process of using the underlying technology to create a smartphone video mix app as well as the social video sharing platform. The main competitors are short video apps, we are going to discuss becoming a cooperation partner of them which generated sub-license patent of video synthesis and release system monthly fee from them.

Employees

We currently have 4 employees.

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

Risk Related to Covid-19

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

Risks Associated With Doing Business in Hong Kong

Political consideration of Hong Kong

While we are planning to move our principal business location to New York in the near future, our business operations are principally based in Hong Kong. Accordingly, our business operation and financial conditions will be affected by the political and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and may adversely affect our business operations. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Since a substantial part of our operations is based in Hong Kong, any change of such political arrangements may pose immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

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

In 2020 and 2021, we have issued several convertible promissory notes to accredited investors. These notes contain terms that allow for discounted conversions from the company’s stock price, with most at a 40% discount. These notes also contain strict terms for compliance and penalty provisions that could cost us more than the principal and accrued interest. They also have most favored nation clauses that force us to offer more favorable terms in subsequent offerings. If we are unable to secure a better form of financing, or pay off the notes before they convert, we could experience a significant drop in our stock price and face other negative consequences. Because we are penny stock, and there is a limited market for our shares,c investor may not be able to recoup their investment and noteholders may not be able to sell their converted shares into the market. We may be forced to pay off the convertible debt, with existing or raised funds, which might not be available. We could be at risk of default with the noteholders. If that happens, we may be forced to defend the lawsuits, liquidate assets, etc., which would be costly and turn management’s attention away from the business. We could go out of business and you could lose your entire investment.

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

Item 2. Properties

We do not own any real estate or other properties. Our headquarters is located at 48 Wall Street, Suite 1009, New York, NY 10005. This lease started on September 1st, 2020. The rental expense for the year ended August 31, 2021 was $20,400.

We have a location at 1st Floor, Union Industrial Building, 116 Wai Yip Street Kwun Tong, Kowloon, Hong Kong. The rental expense for the years ended August 31, 2021 and 2020 was $66,048 and $66,048, respectively.

We started an office lease in Singapore in July, 2021. The location is at Level 28, Cliff Center, 24, Raffles Place, Singapore. The rental expense for the years ended August 31, 2021 and 2020 was $1,464 and $0, respectively.

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

Holders of Our Common Stock

As of December 31, 2021, we had 237,297,700 shares of our common stock issued and outstanding, held by approximately 541 shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

Common shares

•	The Company issued 19,000,000 shares of common stock for cash at $0.0140 per share and 4,000,000 shares of common stock for cash at $0.0715 per share.

•	The Company issued 25,406,238 shares of common stock from note conversion. Refer to Note 9 for further details.

•	The Company issued 56,407,922 shares of common stock from warrant exercises. Refer to Note 10 for further details.

•	261,111 shares of common stock returned to the Company due to officer resignations.

•	The Company issued 31,646,633 shares of put shares for cash at $0.015312, $0.014256, $ 0.01452, $0.077528, $0.09856, $0.11, $0.0715, $0.0563, $0.0528, $0.04875, $0.05764, and $0.0344 per share.

•	As stock-based compensation the Company issued 500,000 shares to the Chief Investment Offer and 1,000,000 shares to the Chief Executive Officer.

•	The Company issued 24,528,637 of common shares from preferred shares series C & D conversion.

•	The Company issued 17,700,000 shares of stock for consulting services.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the year ended August 31, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, and 20,000 shares of Series B Preferred shares at $16 per share, 280,025 shares of Series C Preferred shares and its dividend shares were converted to 7,140,360 common shares in August, 2021, and 798 shares of Series D Preferred shares were converted to 17,388,277 common shares in August, 2021.

Based upon the Series C Preferred Share purchase agreement, each share of Series C Preferred Stock carries an annual dividend in the amount of 12.0% of the Stated Value (the “Dividend Rate”). Which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22.0%. As of August 31, 2021, the Company has dividend expense of $16,801 and dividend payable of $0 on Series C Preferred Shares.

Based upon the Series D Preferred Share purchase agreement, each share of Series D Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 8.0% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed (the “Dividend End Date”). As of August 31, 2021, the Company has dividend expense of $9,034 and dividend payable of $1,834 on Series D Preferred Shares and included in the accrued liabilities in the balance sheet.

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

On June 1, 2017 we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology a term of five years commencing on the June 1, 2017 (Effective Date) and subject to a right to renew for another five years. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. The term of this sublicensing agreement was renewed and extended for another five years in October of 2019.

Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated.

On April 22, 2020, the Company announced the first phase development of a video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream derived from its hybrid subscription and advertising business model. We launched the video streaming service at the end of 2020 and the service now features Chinese movies, television shows and drama series with unique content and exclusive to the Company. We launched the video streaming website of www.ABQQ.tv on December 29, 2020. As of August 31, 2021, the Company acquired 4 movie copyrights and 59 movie broadcast rights. We will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series. The Company plans to charge subscription fees to generate revenue once ABQQ.tv has at least 200 broadcast rights for movies and TV series.

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

We plan to focus on the video streaming and other web-based applications and expand our business into those areas that we believe will situate the company for continued and increased revenues. As the pandemic is forecasted to worsen in the United States and other areas around the globe, we believe that the demand for our IP, online products and services offerings increases. While we cannot guarantee that the negative effects of the pandemic will not interfere with our ability to generate revenues, we intend to strengthen our position in this dynamic market and position the company to best suit its shareholders.

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

Results of Operations

Revenues

Our total revenue reported for the year ended August 31, 2021 was $115,091, compared with $448,343 for the year ended August 31, 2020.

The decrease in revenue for the years ended August 31, 2021 over the years ended August 31, 2020 is mainly attributable to the termination of the sublicensing agreement with Anyone Picture in January, 2021. As such, there has been no revenues generated from sub-licensing the patent since the end of December, 2020.

89% and 69% of revenue was generated from one customer during the years ended August 31, 2021 and August 31, 2020, respectively.

Our cost of revenues was $1,494,328 for the years ended August 31, 2021, as compared with $177,577 for the years ended August 31, 2020. Most of the increase in cost of revenues for the years ended August 31, 2021 was the result of amortizing movie broadcast rights, not present in the same period 2020.

As a result, we had gross loss of $1,379,237 for the years ended August 31, 2021, as compared with gross profit of $270,766 for the years ended August 31, 2020. The decrease in gross profit margin for the years ended August 31, 2021 is largely to the high cost of amortizing movie broadcast rights.

We hope to generate increased revenue in the future by achieving enough customers to start subscriptions for ABQQ.tv and generating movie box office revenue from our new movie theatre in New York.

Operating Expenses

Operating expenses increased to $1,844,670 for the years ended August 31, 2021 from $1,640,093 for the years ended August 31, 2020.

Our operating expenses for year ended August 31, 2021 consisted of general and administrative expenses of $1,511,333 and related party salary and wages of $333,337. In contrast, our operating expenses for the years ended August 31, 2020 consisted of general and administrative expenses of $1,346,525, research and development expenses of $108,800 and related party salary and wages of $184,768.

We experienced an increase in general and administrative expenses in 2021 over 2020, mainly as a result of increased consulting fees, transaction costs for issuing preferred shares, rent, salaries, valuation fees, travel and entertainment, and depreciation expense, etc.

We experienced an increase in related party salary and wages as the Chief Executive Officer started receiving cash salary in the fiscal year of 2021 and received both cash bonus and stock-based compensation in February, 2021. During the years ended August 31, 2021, the Company paid the Chief Executive Officer $180,000 salary, $50,000 bonus in cash, and $30,100 stock-based compensation. $25,000 salary was paid in cash to Chief Financial Officer. In addition, the Company hired Chief Investment Officer on February 22, 2021 and $55,685 cash salary and $7,527 stock-based compensation were paid to Chief Investment Officer for the years ended August 31, 2021. During the years ended August 31, 2020, $169,768 was paid to five executives in the form of stock-based compensation and $15,000 cash salary was paid to the Chief Financial Officer.

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

Other Expenses

We had other expenses of $439,537 for the years ended August 31, 2021, as compared with other expenses of $153,744 for the year ended August 31, 2020. Our other expenses in 2021 were mainly the result of interest expense and the loss from prepaid convertible notes and warrant exercises. Our other expenses for 2020 was the result of interest expenses and a loss from a change in fair value.

Net Loss

We incurred a net loss in the amount of $3,608,097 for the years ended August 31, 2021, as compared with a net loss of $1,523,071 for the years ended August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021, we had $879,282 in current assets consisting of cash, prepaid expenses, related party receivables, subscription receivable, and other receivable. Our total current liabilities as of August 31, 2021 were $1,107,951. As a result, we have a negative working capital of $228,669 as of August 31, 2021 as compared with a positive working capital of $1,840,732 as of August 31, 2020.

Operating activities used $5,141,166 in cash for the years ended August 31, 2021, as compared with $1,263,370 used in cash for the same period ended August 31, 2020. Our negative operating cash flow in 2021 was mainly the result of our net loss for the year combined with changes in other receivable, accounts payable and accrued liabilities, prepayment and costs for acquiring movie and TV series broadcast right and copyright, and offset by related party payable. Our negative operating cash flow in 2020 was mainly the result of our net loss for the year combined with changes in account receivable, other payable, prepayment for acquiring movie and TV series broadcast right and copyright, and offset by a receivable on disposed assets.

Investing activities used $5,000 in cash for the years ended August 31, 2021, as compared with $1,047,040 provided for the years ended August 31, 2020.

Financing activities provided $2,823,359 for the years ended August 31, 2021, as compared with $1,106,641 provided in financing activities for the years ended August 31, 2020. Our positive financing cash flow for August 31, 2021 was the result of proceeds from convertible notes and sales of our common stock and preferred stock, offset by payments for warrant termination and prepayments for convertible notes. Our positive financing cash flow for August 31, 2020 was the result of proceeds from convertible notes and sales of our common stock.

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

Off Balance Sheet Arrangements

As of August 31, 2021, there were no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of August 31, 2021 and 2020;
F-4	Consolidated Statements of Operations for the years ended August 31, 2021 and 2020;
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2021 and 2020;
F-6	Consolidated Statements of Cash Flows for the years ended August 31, 2021 and 2020;
F-7	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AB International Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AB International Group Corp. (the “Company”) as of August 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB International Group Corp. as of August 31, 2021, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has limited operations and it has yet to attain profitability, has negative working capital, has an accumulated deficit at August 31, 2021, and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible Assets/Impairments

Description of the Matter

As disclosed in Note 2 "Summary of Significant Accounting Policies" - Intangible Assets, movie copyrights and broadcast rights are stated at the lower of cost or amortized cost or estimated fair value. Auditing the Company’s impairment evaluation for movie copyrights and broadcast rights is challenging and subjective as the key inputs into the analysis include estimates of future anticipated revenues and box office performance, which may differ from future actual results. These estimates are based in part on the historical performance of similar films, test audience results when available, information regarding competing film releases, and critic reviews.

How We Addressed the Matter in Our Audit

We obtained an understanding over the Company’s movie copyrights and broadcast rights impairment review process. To test the assessment of movie copyrights and broadcast rights for impairment, we obtained management’s forecasts of revenue and our audit procedures included, among others, checking mathematical accuracy, reviewing and testing the completeness and accuracy of any underlying data as well as the significant assumptions mentioned above.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor since 2021

Saddle Brook, New Jersey

January 11, 2022

Yu Certified Public Accountant PC

Professionalism, Expertise, Integrity

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AB International Group Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AB International Group Corp (the “Company”) as of August 31, 2020, and the related consolidated statements of operations, statements of changes in stockholders’ equity and consolidated statements of cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AB International Group Corp as of August 31, 2020, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Yu Certified Public Accountant PC

We have served as the Company's auditor from 2018 to 2021.

New York, New York

December 9, 2020

Certified Public Accountants

99 Madison Avenue, Suite 601, New York NY 10016

Email: info@yucpa.net

AB INTERNATIONAL GROUP

Consolidated Balance Sheets

	August 31,	August 31,
	2021	2020
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$132,253	$2,455,061
Prepaid expenses	13,566	11,024
Account receivable	—	137,700
Related party receivable	1,439	87,581
Subscription receivable	87,239	61,500
Interest receivable	—	26,240
Other receivable	644,785	—
Total Current Assets	879,282	2,779,106

Fixed assets, net	17,128	16,408
Leasehold improvement, net	36,577	85,345
Right of use operating lease assets, net	47,827	126,354
Intangible assets, net	3,998,805	175,000
Long-term prepayment	761,600	1,742,080
Other assets	16,508	18,427
TOTAL ASSETS	$5,757,727	$4,942,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$118,283	$359,475
Related party payable	933,434	5,504
Current portion of obligations under operating leases	48,226	73,664
Convertible note and derivative liability	—	438,921
Due to shareholder	2,347	476
Tax payable	—	56,750
Other payable	3,827	3,584
Dividend payable	1,834	—
Total Current Liabilities	1,107,951	938,374

Obligations under operating leases, non-current	—	48,249
Total Liabilities	1,107,951	986,623

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;	—	—
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of August 31, 2021 and August 31, 2020, respectively	100	—
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of August 31, 2021 and August 31, 2020, respectively	20	—
Series C preferred stock, 0 and 0 shares issued and outstanding, as of August 31, 2021 and August 31, 2020, respectively	—	—
Series D preferred stock, 0 and 0 shares issued and outstanding, as of August 31, 2021 and August 31, 2020, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 226,589,735 and 46,661,417 shares issued and outstanding, as of August 31, 2021 and August 31, 2020, respectively	226,590	46,661
Additional paid-in capital	11,009,517	7,271,983
Accumulated deficit	(6,578,978)	(2,970,881)
Unearned shareholders’ compensation	(7,473)	(391,666)
Total Stockholders’ Equity	4,649,776	3,956,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,757,727	$4,942,720

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Audited)

	Years ended
	August 31,
	2021	2020

Revenue	$115,091	$448,343
Cost of revenue	(1,494,328)	(177,577)
Gross Profit (Loss)	(1,379,237)	270,766

OPERATING EXPENSES
General and administrative expenses	(1,511,333)	(1,346,525)
Research and development expenses	—	(108,800)
Related party salary and wages	(333,337)	(184,768)
Total Operating Expenses	(1,844,670)	(1,640,093)

Loss From Operations	(3,223,907)	(1,369,327)

OTHER INCOME (EXPENSES)
Rent income	1,920	—
Interest expense	(156,822)	(255,512)
Interest income	7	166,352
Preferred shares dividend expense	(25,835)	—
Gain (Loss) from change in fair value	64,584	(64,584)
Loss from lease termination	(3,251)	—
Loss from prepaid convertible note	(232,797)	—
Loss from warrant termination	(12,343)	—
Loss from warrant exercise	(75,000)	—
Total Other Expenses	(439,537)	(153,744)

Loss Before Income Tax Provision	(3,663,444)	(1,523,071)

Income tax benefit	55,347	—
NET LOSS	$(3,608,097)	$(1,523,071)

NET LOSS PER SHARE: BASIC	$(0.02)	$(0.21)
NET LOSS PER SHARE: DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	194,571,251	7,186,259
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	194,571,251	81,964,690

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Audited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125
Common shares issued for cash at $0.0350 or $0.0205 per share	21,000,000	21,000	—	—	554,500	—	—	575,500
Common shares issued from note conversions	18,014,401	18,014	—	—	291,880	—	—	309,894
Common shares issued from warrant exercises	3,250,000	3,250	—	—	39,997	—	—	43,247
Common shares issued to officers for services	—	—	—	—	—	—	169,768	169,768
Common shares returned due to officer resignations	(425,000)	(425)	—	—	(280,797)	—	281,222	—
Warrant shares issued in conjunction with convertible notes	—	—	—	—	145,423	—	—	145,423
Adjustment due to ASC 842 adoption for lease					—	4,211	—	4,211
Net loss	—	—	—	—	—	(1,523,071)	—	(1,523,071)
Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,880)	$(391,667)	$3,956,097

Common shares issued for cash	23,000,000	23,000	—	—	529,000	—	—	552,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,667	—
Put Shares issued for cash	31,646,633	31,647	—	—	1,662,904	—	—	1,694,551
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(7,473)	37,527
Common shares issued for consulting services	17,700,000	17,700	—	—	513,300	—	—	531,000
Preferred shares series A issuance	—	—	100,000	100	—	—	—	100
Preferred shares series B issuance	—	—	20,000	20	319,980	—	—	320,000
Preferred shares series C issuance	—	—	280,025	280	243,220	—	—	243,500
Preferred shares series D issuance	—	—	798	1	722,999	—	—	723,000
Preferred shares series C dividend shares	—	—	19,322	19	16,782	—	—	16,802
Preferred shares series D dividend shares	—	—	6	0	7,200	—	—	7,200
Preferred shares and dividend shares converted into common shares	24,528,637	24,529	(300,151)	(300)	(24,228)	—	—	—
Termination of issued warrants	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(3,608,097)	—	(3,608,097)
Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776

  The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Audited)

	Years Ended
	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,608,097)	$(1,523,071)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	568,627	169,768
Depreciation of fixed asset	53,048	52,446
Amortization of intangible asset	1,468,728	113,731
Impairment of intangible asset	—	125,062
Loss/(gain) from change in fair value of derivatives	(64,584)	64,584
Loss/(gain) from lease termination	3,251	—
Loss/(gain) from warrant termination	12,343	—
Loss/(gain) from warrant exercise	75,000	—
Loss/(gain) prepaid convertible notes	232,797	—
Non-cash interest for convertible notes	156,822	255,512
Non-cash note conversion fees	8,750	24,750
Non-cash dividend expense for preferred shares	25,835	—
Non-cash lease expense	1,590	(230)
Changes in operating assets and liabilities:
Accounts receivable	137,700	(102,400)
Receivable on asset disposal	—	1,280,000
Interest receivable	26,240	(17,515)
Related party receivable	86,142	(52,588)
Other receivable	(644,785)	—
Prepaid expenses	(2,542)	10,946
Rent security & electricity deposit	1,920	(3,400)
Purchase of movie and TV series broadcast right and copyright	(4,312,053)	(1,742,080)
Accounts payable and accrued liabilities	(241,192)	248,314
Related party payable	927,930	—
Due to / from shareholders	1,871	(1,561)
Tax payable	(56,750)	(7,814)
Other payable	243	(157,824)
Net cash used in operating activities	(5,141,166)	(1,263,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds collected from note receivable	—	1,047,040
Purchase of furniture and equipment	(5,000)	—
Net cash provided by /(used in) investing activities	(5,000)	1,047,040

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	592,641
Proceeds from common stock issuances	2,220,812	514,000
Proceeds from preferred share B issuances	320,000	—
Proceeds from preferred share C issuances	243,500	—
Proceeds from preferred share D issuances	723,000	—
Payments for warrant termination	(95,000)	—
Prepayments of convertible notes	(821,970)	—
Net cash provided by financing activities	2,823,359	1,106,641

Net increase (decrease) in cash and cash equivalents	(2,322,808)	890,311
Cash and cash equivalents – beginning of the year	2,455,061	1,564,750
Cash and cash equivalents – end of the year	132,253	2,455,061

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$137,766	$(43,247)
Issuance of warrants in conjunction with convertible notes	$—	$145,423
Convertible notes converted to common shares	$(183,752)	$(309,894)
Additions to ROU assets from operating lease liabilities	$27,421	$228,510
Common shares returned due to officer resignations	$(391,667)	$(228,222)
Preferred shares series C dividend paid in shares	$16,802	$—
Preferred shares series D dividend paid in shares	$7,200	$—
Preferred shares and dividend shares converted into common shares	$990,502	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and August 31, 2020

(Audited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB International Group Corp. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013. The Company's fiscal year end is August 31.

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

On June 1, 2017 we entered into a Patent License Agreement (the “Agreement”) pursuant to which Guangzhou Shengshituhua Film and Television Company Limited, a company incorporated in China (“Licensor”), granted to us a worldwide license to a video synthesis and release system for mobile communications equipment (the “Technology”). The Technology is the subject of a utility patent in the People’s Republic of China. Under the Agreement, we are able to utilize, improve upon, and sub-license the technology a term of five years commencing on the June 1, 2017 (Effective Date) and subject to a right to renew for another five years. We were obligated to pay the Licensor $500,000 within 30 days of the date of the Agreement and a royalty fee in the amount of 20% of any proceeds resulting from our utilization of the Technology, whether in the form of sub-licensing fees or sales of licensed products. Our Chief Executive Officer, Chiyuan Deng and former Chief Executive Officer, Jianli Deng, jointly own and control Licensor. On October 10, 2017, we completed the payment of $500,000 initial payment amount due under the Agreement. The term of this sublicensing agreement was renewed and extended for another five years in October of 2019.

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

On March 21, 2018, we acquired the intellectual assets of KryptoKiosk Limited, a crypto currencies kiosk company which has licenses and patent in Australia, which enable the operation of cryptocurrency ATMs that allow buying and selling of Bitcoin, Litecoin, and Ethererum all in one terminal. The Company planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing the Company proposed to bring a physical aspect to something that is otherwise very abstract to people. We also issued to JPC Fintech Limited 2,400,000 common shares with a market value of $72,000 exchange of KryptoKiosk Limited’s assets consist mostly of intellectual property, including, but not limited to, certain domain names, copyrights, trademarks, and patents pending, but also include contract rights and personal property. We planned to generate revenue through sub-licensing fees for the operation of cryptocurrency ATMs. Through the foregoing, we proposed to bring a physical aspect to something that is otherwise very abstract to people. We planned to invest in machines and sell sub-licenses in the Asia Pacific region with future world-wide expansion. We had promoted and marketed the ATM business for 6 months or until around August 2018, because the BTC and cryptocurrencies price went down. The IP, however, was never transferred to us. We have repeatedly requested from Messrs. Grounds, Vickery and Shakespare access to the domains and websites and other information concerning the IP assets. As of the date of this annual report, no such information has been provided. In addition, the IP including domain names were transferred to others while Messrs. Vickery and Shakespare were officers of our company. As a result, we ceased promotions and marketing on the ATM business and relations cryptocurrencies business in September 2018. On November 21, 2018, we had sent the final notice that JPC Fintech has materially breached the agreement. We requested that JPC Fintech Ltd. return its stock certificate received in the transaction to our transfer agent for immediate cancellation. We have not yet received the certificate for termination. In February of 2020, 100% of the intellectual assets of KryptoKiosk Limited’s carrying value $48,000 net of amortization is written off since the IP was never transferred to us and no revenue was generated from this intellectual asset.

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

In December of 2018, we engaged StarEastnet, a software developer that holds 171,000 common shares of the Company as of August 31, 2019, to start developing a performance matching platform (Ai Bian Quan Qiu) and a WeChat official account to advertise the platform. The matching platform is to arrange performance events for celebrities and performers. Performers can set their schedules and quotes on the platform. The platform will maximize their profits from performance events by optimizing their schedules based upon quotes and event locations and save time from commuting among different events. “Ai Bian Quan Qiu” utilizes the artificial intelligence (AI) matching technology to instantly and accurately match performers and advertisers or merchants. The company charges agency service fees for each successful event matched through the platform. Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020. The Company decided to impair 100% of the carrying amount of Ai Bian Quan Qiu platform and its Wechat official account.

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

In August of 2019, the Company entered into a one year loan agreement to lend $1,047,040 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited, for producing films and digital videos in Hong Kong. The term of note receivable was from August 1, 2019 to July 31, 2020. This loan principal balance was paid off in full in July, 2020. All the interest income of $95,979 was received by August 31, 2020.

On September 4, 2019, the Company entered into another loan agreement to lend $1,049,600 at an annual interest rate of 10% to All In One Media Ltd, previously named as Aura Blocks Limited. The term of note receivable was from September 4, 2019 to March 3, 2020. This loan balance was paid off in full on May 4th, 2020 with two months’ extension. All the interest income of $70,021 was received by November 13, 2020.

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company’s professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of August 31, 2021, the Company acquired 4 movie copyrights and 59 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars. The Company’s year-end is August 31.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2021, the Company had an accumulated deficit of approximately $6.6 million and a working capital deficit of $228,669. For the year ended August 31, 2021, the Company incurred a net loss of approximately $3.6 million and the net cash used in operations was $5,141,166. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern through August 31, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Account Receivable

Account receivable consisted of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amount receivable balances are recorded at the invoiced amount and do not bear interest. As the sublicensing agreement with Anyone Picture was terminated in January, 2021, there was no account receivable balance as of August 31, 2021. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense was recorded by the Company during the years ended August 31, 2021 and August 31, 2020, and no write-offs for bad debt were recorded for the years ended August 31, 2021 and August 31, 2020.

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

Intangible Assets

Intangible assets are stated at the lower of cost or amortized cost or estimated fair value and amortized as follows:

●	Movie copyrights and broadcast rights: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years

●	Patent: straight-line method over the term of 5 years based on the patent license agreement

Amortized costs of the intangible asset are recorded as cost of sales, as the intangible assets are directly related to generation of revenues in the Company.

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

Impairment losses are included in the general and administrative expense. There was no impairment loss during the year ended August 31, 2021. For the year ended August 31, 2020, the impairment loss of intangible assets was $125,062, including $48,000 for the intellectual assets acquired from KryptoKiosk Limited and $77,062 for the performance matching platform “Ai Bian Quan Qiu” and its WeChat official account.

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

The Company generates revenue from sub-licensing a patent. The sub-licensing revenue is recognized monthly based upon the number of users who download the APP that utilizes the Company’s patent. The monthly royalty the Company charges Anyone Pictures Limited is $12.8 per 1000 APP users. Both parties agreed to charge the sublicensing fee based upon a fixed number 2,000,000 users. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the Technology since the end of December, 2020. Once the Company finds another company to sublicense the patent, it will generate royalty revenue again.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 – Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 – Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 – Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. The fair values of warrant liabilities and derivative liabilities embedded in convertible notes are determined by level 3 inputs.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At August 31, 2021 and 2020, there were no unrecognized tax benefits. Please see Note 14 for details.

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

The Company has prepaid all the remaining convertible notes and exercised all the warrants as of August 31, 2021. As such, 0 potentially diluted shares were from convertible notes and warrants as of August 31, 2021, whereas 6,614,769 potentially diluted shares were from convertible notes and 68,163,661 potentially diluted shares were from warrants as of August 31, 2020.

	As of August 31,
Diluted shares NOT included in basic loss per share computation	2021	2020
Warrants	—	68,163,661
Convertible notes	—	6,614,769

Recent Accounting Pronouncements

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

Effective September 1, 2019, the Company adopted ASU 2018-07: “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Nonemployees. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $13,566 and $11,024 as of August 31, 2021 and August 31, 2020, respectively. Prepaid expense as of August 31, 2021 primarily includes $12,833 prepayment of OTC market annual fee.

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the shareholders for issuance of common stock. As of August 31, 2021, the subscription receivable balance of $87,239 was the remaining cash to be collected from the issuance of 3 million Put shares to Peak One Opportunity Fund LP. As of August 31, 2020, the subscription receivable balance of $61,500 was cash to be collected from Mingpeng Ou for issuing 3,000,000 shares of common stocks at a price of $0.0205 per share. All the subscription receivables have been collected as of the date of issuance of these consolidated financial statements.

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

The depreciation expense was $53,048 and $52,446 for the years ended August 31, 2021 and August 31, 2020, respectively.

	August 31, 2021	August 31, 2020
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	20,974
Total cost	172,278	167,278
Accumulated depreciation	(118,573)	(65,525)
Property and equipment, net	$53,705	$101,753

NOTE 6 – INTANGIBLE ASSETS

As of August 31, 2021 and August 31, 2020, the balance of intangible assets are as follows;

	August 31,	August 31,
	2021	2020
Patent	$500,000	$500,000
Movie copyrights - Love over the world	853,333	-
Sitcom copyrights - Chujian	640,000	-
Movie copyrights - Huafeng	422,400	-
Movie copyrights - Our treasures	936,960	-
Movie and TV series broadcast rights	2,439,840	-
Total cost	5,792,533	500,000
Less: Accumulated amortization	(1,793,728)	(325,000)
Intangible asset, net	$3,998,805	$175,000

Intangible assets include 1) a patent obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment, 2) copyrights for the movie “Love over the world”, “Huafeng”, “Our treasures” and the sitcom “Chujian”, and 3) broadcast rights for fifty nine movie and TV series. The amortization expense for years ended August 31, 2021 and August 31, 2020 was $1,468,728 and $113,731, respectively.

The estimated amortization expense for each of the three succeeding years is as follows. The intangible assets as of August 31, 2021 will be fully amortized in the fiscal year of 2023.

Year ending August 31,	Amortization expense
2022	$2,721,267
2023	$1,277,538

NOTE 7 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	August 31, 2021	August 31, 2020
Right-to-use gross asset	$223,237	$228,510
Less: accumulated amortization	(175,410)	(102,156)
Right-to-use asset, net	$47,827	$126,354

The right-of-use assets will be fully amortized in the fiscal year 2022.

NOTE 8 – LONG-TERM PREPAYMENT

In September 2019, the Company entered into an agreement with Guangzhou Yuezhi Computer Ltd. For upgrading software of the “Ai Bian Quan Qiu” platform at a cost of $128,000. $108,800 was paid upon signing the agreement and recorded as long-term prepayment in Q1, FY2020. As COVID-19 restricted crowd-gathering, “Ai Bian Quan Qiu” platform has not generated any revenue since mid-January, 2020, the Company impaired 80% of the “Ai Bian Quan Qiu” platform intangible asset value in Q2 FY2020 and the remaining 20% intangible asset in Q4 FY2020. As such, $108,800 prepayment was expensed as research and development expense from the previously recognized long-term prepayment asset in FY2020.

As of August 31, 2021, the long-term prepayment balance of $761,600 relates to movie copyrights and broadcast rights for movies as below:

•	In November 2019, the Company acquired a broadcast right of “Lushang” (English name: “On the Way”) from All In One Media Ltd for online streaming at a price of $256,000. This broadcast right permits online streaming globally and has been fully paid. As “Lushang” has not yet been approved for screening by the Chinese government, the payment of $256,000 was recorded as long-term prepayment

•

In November 2019, the Company acquired a broadcast right of “Qi Qing Kuai Che” (English name: “Confusion”) from All In One Media Ltd for online streaming at a price of $115,200. This broadcast right only allows online streaming outside China. In July 2021, the Company acquired the full movie copyright for both domestic and overseas with an additional cost of $908,800, and the total price is $1,024,000. As of August 31, 2021, $505,600 has been paid. As this movie has not yet been fully paid or approved for screening by the Chinese government, the total payment of $505,600 was recorded as long-term prepayment.

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

The term of this convertible note is 1 year with the maturity date on December 9, 2020. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal to the lesser of (a) $10.00 or (b) Sixty percent (60%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures (provided, further, that if either the Company is not DWAC Operational at the time of conversion or the Conversion Price is less than $0.01 per share, then sixty percent (60%) shall automatically adjust to Fifty percent (50%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debenture), subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

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

As part of the second tranche closing on July 23rd, 2020 the outstanding principal amount shall be $50,000 and the Holder shall pay $47,500 of the consideration (the “Second Tranche”). Out of $47,500 consideration, the Company has received $42,987 cash from Crown Bridge with the remaining $4,513 spent as legal expense for note issuance and due diligence fees.

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

“Trading Price” means, for any security as of any date, the lesser of the (i) lowest traded price and (ii) lowest closing bid price on the Over-the-Counter Pink Marketplace, OTCQB, or applicable trading market (the “Principal Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the Principal Market is not the principal trading market for such security, on the principal securities exchange or trading market where such security is listed or traded or, if the lowest intraday trading price of such security is not available in any of the foregoing manners, the lowest intraday price of any market makers for such security that are quoted on the OTC Markets

 In connection with the issuance of each tranche of the Note, the Company granted Crown Bridge a five-year cashless warrant (the “Warrant”) to purchase 4,680 shares of common stock at an exercise price of $12.5 per share.

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

As part of initial closing the outstanding principal amount shall be $130,000 and the Holder shall pay $130,000 of the consideration (the “First Tranche”). Out of $130,000 consideration, the Company has received $116,079 cash from Power up with the remaining $13,921 spent as legal expense for note issuance and due diligence fees.

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

As part of closing the outstanding principal amount shall be $63,000 and the Holder shall pay $63,000 of the consideration (the “Second Tranche”). Out of $63,000 consideration, the Company has received $54,939 cash from Power up with the remaining $8,061 spent as legal expense for note issuance and due diligence fees.

The term of this convertible note is 1 year with the maturity date on August 18, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

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

The term of this convertible note is 1 year with the maturity date on September 1, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

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

The term of this convertible note is 9 months with the maturity date on June 1, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 24.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

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

The term of this convertible note is 1 year with the maturity date on October 8, 2021. The interest rate of 10.0% per annum. Upon an event of default, the interest rate will be equal to the 22.0% per annum from the due date thereof until the same is paid. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

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

The term of this convertible note is 1 year with the maturity date on October 9, 2021. The interest rate of 10.0% per annum. The convertible note has prepayment and conversion features. The conversion price shall equal the lower of: (i) the lowest closing price during the preceding 20 trading day period ending on the latest complete trading day prior to the Issue Date of this Note (the “Closing Price”) or (ii) 60.0% of the lowest traded price for the common stock on the principal market during the 20 consecutive trading immediately preceding the Conversion Date.

The below table summarizes all the convertible notes issued during the year ended August 31, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
EMA Financial	November 18, 2019	August 18, 2020	$75,000	$68,500	$6,500	$3,763	$64,737
Peak One Opportunity	December 9, 2019	December 9, 2022	$85,000	$76,500	$8,500	$11,188	$65,312
Crown Bridge (Tranche I)	January 8, 2020	January 8, 2021	$40,500	$36,500	$4,000	$1,508	$34,992
Auctus Fund Note	December 31, 2019	September 30, 2020	$75,000	$75,000	$-	$15,658	$59,342
East Capital	February 13, 2020	February 13, 2021	$50,000	$50,000	$-	$6,508	$43,492
Fidelis Capital	February 19, 2020	February 19, 2021	$50,000	$50,000	$-	$6,513	$43,487
Armada Partners	March 12, 2020	March 12, 2021	$38,500	$35,000	$3,500	$2,008	$32,992
EMA Financial	July 17, 2020	July 17, 2021	$50,000	$47,500	$2,500	$4,513	$42,987
Crown Bridge (Tranche II)	July 23, 2020	July 23, 2021	$40,500	$36,500	$4,000	$2,208	$34,292
Power Up Lending (Tranche I)	July 24, 2020	July 24, 2021	$130,000	$130,000	$-	$13,921	$116,079
Power Up Lending (Tranche II)	August 18, 2020	August 18, 2021	$63,000	$63,000	$-	$8,061	$54,939
			$697,500	$668,500	$29,000	$75,849	$592,651

The below table summarizes all the convertible notes issued during the year ended August 31, 2021.

Counterparties	Issuance date	Maturity Date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
Jefferson Street Capital	September 1,2020	September 1, 2021	82,500	75,000	7,500	6,051	68,949
FirstFire Global	September 1,2020	June 1, 2021	75,000	71,250	3,750	9,752	61,498
Power Up Lending	October 8, 2020	October 8, 2021	55,000	55,000	-	7,421	47,579
East Capital	October 9, 2020	October 9, 2021	62,700	62,700	-	7,708	54,992
			$275,200	$263,950	$11,250	$30,932	$233,018

The following table summarizes the convertible note and derivative liability in the balance sheet at August 31, 2021:

Balance, August 31, 2020	$438,921
Issuance of Convertible Note Principal	$275,200
Issuance of MFN Principal	$15,000
Discount on Note issuance, net of amortization	$75,075
Accrued interest expense	$24,562
Converted Note Principal	$(166,464)
Converted accrued and unpaid interest	$(8,538)
Prepayment of Note Principal	$(559,782)
Paid interest expense	$(29,390)
Change in fair value of Derivative liability	$(64,584)
Balance, August 31, 2021	$—

The Company valued its derivatives liability using Monte Carlo simulation. Assumptions used as of August 31, 2021 include (1) risk-free interest rates of 0.06%, (2) expected equity volatility of 66.25% - 66.3%, (3) zero dividends, (4) discount for lack of marketability of 30% (5) remaining terms and conversion prices as set forth in the convertible note agreement, and (6) the common stock price of the underlying share on the valuation date of August 31, 2021.

The Company recognizes gain due to convertible feature of $64,584 in the income statement for the year ended August 31, 2021.

The Company prepaid nine convertible notes during the year ended August 31, 2021 as below:

Convertible Notes	Beginning Principal after Note Conversion	Total Interest Accrued	Paid Date	Paid Principal	Paid Interest	Principal balance Outstanding	Payment amount	Loss from prepaid convertible note
Crown Bridge (Tranche I)	1,082	2,641	12/9/20	(1,082)	(2,641)	-	-	-
Crown Bridge (Tranche II)	40,500	1,545	12/9/20	(40,500)	(1,545)	-	72,500[1]	(26,732)[1]
EMA Financial	50,000	1,990	12/9/20	(50,000)	(1,990)	-	72,800	(20,810)
Power Up Lending	130,000	6,491	1/22/21	(130,000)	(6,491)	-	190,925	(54,434)
Power Up Lending	63,000	3,042	2/10/21	(63,000)	(3,042)	-	92,380	(26,338)
East Capital	62,700	3,114	4/7/21	(62,700)	(3,114)	-	87,467	(21,652)
Power Up Lending	55,000	2,746	4/7/21	(55,000)	(2,746)	-	80,797	(23,051)
Jefferson Street	82,500	4,097	3/1/21	(82,500)	(4,097)	-	116,975	(30,378)
FirstFire Global	75,000	3,724	3/1/21	(75,000)	(3,724)	-	108,125	(29,401)
Total	559,782	29,390	-	(559,782)	(29,390)	-	821,969	(232,796)

1. The balance is the total of Crown Bridge Tranche I and Tranche II

The Holders converted convertible notes to common shares during the year ended August 31, 2021 as below:

EMA Financial:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	5,285	5,285	5,154	—	10,439	1,000	—	$0.00812	1,408,800
Total		5,285	5,154	—	10,439	1,000			1,408,800

Auctus Capital Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	33,295	12,055	73	—	12,128	750	21,240	$0.00510	2,525,000
September 18, 2020	21,240	15,233	58	—	15,291	750	6,007	$0.00510	3,145,300
September 29, 2020	6,007	6,007	18	11,082	17,107	750	—	$0.00480	3,720,200
October 22, 2020	—	—	—	3,918	3,918	750	—	$0.00216	2,161,240
Total		33,295	149	15,000	48,444	3,000			11,551,740

*On September 29, 2020, $6,007 of the Auctus Capital convertible note was converted to 17,107 shares of common stock at a conversion price $0.0048, 60% of the lowest trading price in the 20 days prior to the conversion dates. Additional most-favored-nation (MFN) principal of $15,000 was triggered when the conversion price is lower than $0.1. The remaining Auctus Capital convertible note principal balance was $0, including $15,000 MFN principal

East Capital:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	26,600	13,300	250	—	13,550	—	13,300	$0.01020	1,328,431
September 25, 2020	13,300	13,300	129	—	13,429	—	—	$0.00960	1,398,854
Total		26,600	379	—	26,979	—			2,727,285

Fidelis Capital:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	41,000	25,671	—	—	25,671	—	15,329	$0.01218	2,107,648
September 9, 2020	15,329	15,329	2,605	—	17,934	—	—	$0.01020	1,758,257
Total		41,000	2,605	—	43,605	—			3,865,905

Armada Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 25, 2020	25,500	13,000	213	—	13,213	500	12,500	$0.01020	1,344,363
October 6, 2020	12,500	12,500	38	—	12,538	500	—	$0.00960	1,358,145
Total		25,500	251	—	25,751	1,000			2,702,508

Crown Bridge (Tranche I):

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	20,867	6,400	—	—	6,400	1,250	14,467	$0.00765	1,000,000
September 22, 2020	14,467	5,635	—	—	5,635	1,250	8,832	$0.00765	900,000
October 1, 2020	8,832	7,750	—	—	7,750	1,250	1,082	$0.00720	1,250,000
Total		19,785		—	19,785	3,750			3,150,000

In summary, the Company has either converted or prepaid all the outstanding convertible notes as of August 31, 2021. The below table lists conversions and prepayments during each quarter in FY2021.

Sr. No.	Note	Total convertible note issued	Total principal converted as of 08/31/2020	Total principal converted as of 11/30/2020	Total principal paid off as of 2/28/2021	Total principal paid off as of 8/31/2021	Principal balance Outstanding as of 8/31/2021
1	EMA Financial	90,000	(84,716)	(5,285)	-	-	-
2	Peak One Opportunity	85,000	(85,000)	-	-	-	-
3	Auctus Fund Note	90,000	(41,705)	(48,295)	-	-	-
4	Crown Bridge (Tranche I)	40,500	(19,633)	(19,785)	(1,082)	-	-
5	East Capital	50,000	(23,400)	(26,600)	-	-	-
6	Fidelis Capital	50,000	(9,000)	(41,000)	-	-	-
7	Armada Partners	38,500	(13,000)	(25,500)	-	-	-
8	Crown Bridge (Tranche II)	40,500	-	-	(40,500)	-	-
9	EMA Financial (Issue Date: 7.17.2020)	50,000	-	-	(50,000)	-	-
10	Power Up Lending (Issue Date: 07.24.2020)	130,000	-	-	(130,000)	-	-
11	Power Up Lending (Issue Date: 08.18.2020)	63,000	-	-	(63,000)	-	-
12	East Capital (Issue Date: 10.09.2020)	62,700	-	-	-	(62,700)	-
13	Power Up Lending (Issue Date: 10.08.2020)	55,000	-	-	-	(55,000)	-
14	Jefferson Street (Issue Date: 09.01.2020)	82,500	-	-	-	(82,500)	-
15	FirstFire Global (Issue Date: 09.01.2020)	75,000	-	-	-	(75,000)	-
	Total	1,002,700	(276,454)	(166,464)	(284,582)	(275,200)	-

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

The fair value of the stock warrants granted to EMA Financial was estimated at $106,540 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12 per share, average risk-free interest rate of 0.89%, expected dividend yield of 0, remaining contractual life of 4.89 years, and an average expected volatility of 58.11%.

The fair value of the stock warrants granted to Peak One was estimated at $39,515 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $10 per share, average risk-free interest rate of 0.89%, expected dividend yield of 0, remaining contractual life of 4.78 years, and an average expected volatility of 57.51%. The fair value of the stock warrants granted to Crown Bridge (Tranche I) was estimated at $17,443 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.89%, expected dividend yield of 0, remaining contractual life of 4.86 years, and an average expected volatility of 57.97%.

The fair value of the stock warrants granted to Armada was estimated at $12,341 on the date granted using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $12.5 per share, average risk-free interest rate of 0.29%, expected dividend yield of 0, remaining contractual life of 4.78 years, and an average expected volatility of 61.54%.

The fair value of the stock warrants granted to Crown Bridge (Tranche II), issued on July 23, 2020 was estimated at $126,112 on August 31, 2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $0.00905 per share, average risk-free interest rate of 0.28%, expected dividend yield of 0, remaining contractual life of 4.90 years, and an average expected volatility of 55.33%.

The fair value of the stock warrants granted to Peak One, a standalone warrant issued on July 30, 2020 was estimated at $45,722 on August 31, 2020 using the Black-Scholes pricing model, with the following assumption used for the valuation: exercise price of $0.1 per share, average risk-free interest rate of 0.27%, expected dividend yield of 0, remaining contractual life of 4.92 years, and an average expected volatility of 55.29%.

As of August 31, 2021, the Company exercised the following warrant shares to acquire common shares via cashless exercises as below:

Peak One warrant issued on December 9, 2019:

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	Mkt Price (90 Day High Preceding Exercise date) (A)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A	Cashless Payment
July 20, 2020	$100,000	$ 0.0300	$ 21.00	250,358	250,000	$7,511
July 21, 2020	$92,489	$ 0.0300	$ 21.00	250,358	250,000	$7,511
July 23, 2020	$84,979	$ 0.0300	$ 21.00	250,358	250,000	$7,511
July 29, 2020	$77,468	$ 0.0300	$ 21.00	250,358	250,000	$7,511
August 4, 2020	$69,957	$ 0.0300	$ 21.00	250,358	250,000	$7,511
August 11, 2020	$62,446	$ 0.0300	$ 21.00	500,715	500,000	$15,021
August 21, 2020	$47,425	$ 0.0300	$ 21.00	500,715	500,000	$15,021
August 25, 2020	$32,403	$ 0.0205	$ 21.00	500,489	500,000	$10,260
August 31, 2020	$22,143	$ 0.0205	$ 21.00	500,489	500,000	$10,260
September 9, 2020	$11,883	$ 0.0205	$ 21.00	470,786	470,326	$9,651
Total				3,724,984	3,720,326	$ 97,768

Peak One warrant issued on July 30, 2020

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	Market Price (90 Day High Preceding Exercise date) (A)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A	Cashless Payment
October 8, 2020	$75,000	0.01672	$10.00	750,000	748,746	$12,540
December 21, 2020	$62,460	0.00609	$0.068	2,564,039	2,344,407	$15,615
December 28, 2020	$46,845	0.00609	$0.068	2,564,039	2,344,407	$15,615
January 6, 2021	$31,230	0.00609	$0.068	5,128,079	4,668,814	$31,230
Total				11,006,157	10,086,374	$75,000

EMA Financial warrant issued on January 17, 2020:

Date of Exercise	Anti Dilution Value of Warrant Shares	Anti Dilution Base (Exercise) Price (B)	Market Price (90 Day High Preceding Exercise date) (A)	# of WTS Shares Elected for purchase (Y)	Common Shares to be issued upon exercise (X) = Y(A-B)/A	Cashless Payment
September 8, 2020	$375,000	0.00812	$17.00	2,400,002	2,398,856	$19,488
September 14, 2020	$355,512	0.00812	$17.00	2,950,000	2,948,951	$23,954
September 22, 2020	$331,558	0.00812	$10.00	3,400,000	3,397,239	$27,608
September 25, 2020	$303,950	0.00812	$10.00	3,600,000	3,597,077	$29,232
October 1, 2020	$274,718	0.00812	$10.00	4,150,000	4,146,630	$33,698
October 12, 2020	$241,020	0.00812	$6.50	4,600,000	4,594,254	$37,352
October 19, 2020	$203,668	0.00812	$6.50	4,800,000	4,794,004	$38,976
October 29, 2020	$164,692	0.00812	$2.02	5,200,000	5,179,097	$42,224
November 5, 2020	$122,468	0.00812	$0.60	5,500,000	5,425,567	$44,660
November 11, 2020	$77,808	0.00812	$0.43	5,700,000	5,592,363	$46,284
November 20, 2020	$31,524	0.00812	$0.30	3,882,264	3,777,184	$31,524
Total				46,182,266	45,851,222	$375,000

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

A summary of the status of the Company’s warrants as of August 31, 2021 is presented below. The number of shares is adjusted in accordance with the anti-dilution adjustment and equals the original number of warrant shares times the original exercise prices divided by based prices. Base price is either the note conversion price or the share issuance price used by the Company while the warrants are outstanding.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2020	793,920	68,163,661
Warrants granted	—	—
Exercised, forfeited or expired	(793,920)	(68,163,661)
Outstanding as of August 31, 2021	—	—
Exercisable as of August 31, 2021	—	—

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at August 31, 2021 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of August 31, 2021 are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at August 31, 2021
Derivative liabilities	$—	$—	$—	$—

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,371
Increase from note issuances	—
Decrease from note prepayment	(136,321)
Changes in the fair value	18,439
Fair value at February 28, 2021	$45,490
Decrease from note prepayment	(45,490)
Fair value at August 31, 2021	—

NOTE 12– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of August 31, 2021 and August 31, 2020, there are no such related party transactions.

Youall Perform Services Ltd, owned by the son of the Company’s Chief Executive Offer and the Company’s former Secretary and Treasurer Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January, 2020. For the years ended August 31, 2021 and 2020, the Company recognized revenue of $0 and $141,143 from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $1,439 and $87,581 as of August 31, 2021 and 2020, respectively.

In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 will be due on the twenty first month after the launch of the website www.abqq.tv. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The Company will pay Youall Perform Services Ltd the remaining balance of $19,200 in September, 2022.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the years ended August 31, 2021 and August 31, 2020 are $25,600 and $61,440, respectively. In January, 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December, 2020 given there has been no sublicensing royalty revenue generated from the patent. Once the Company finds another company to sublicense the patent, it will generate royalty revenue and pay royalty expense again.

The Company rented an office from ZESTV STUDIOS LIMITED, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng. On December 1, 2020, the Company entered an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie “Love over the world” and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. The Company will refund ZESTV STUDIOS LIMITED the movie royalties. As of August 31, 2021, the Company incurred related party payable of $16,512 for the office rent and $916,922 of refund for the movie royalties revenue net of the movie distribution commission fee to ZESTV STUDIOS LIMITED.

On August 29, 2020, the Company entered into a Separation Agreement and Release with each of Jianli Deng, Lijun Yu and Linqing Ye. Pursuant to the agreements, Mr. Deng resigned as Secretary and Treasurer, Ms. Yu resigned as Chief Marketing Officer and Mr. Ye resigned as Chief Operating Officer. Mr. Deng will remain on as a member of our board of directors. The Separation and Release Agreement cancelled the employment agreements for each of Messrs. Deng, Yu and Ye, and provided them each an indebtedness payment within five (5) business days of the agreements. Mr. Deng will receive $110,000, Ms. Yu will receive $110,000 and Mr. Ye will receive $120,000. We received a release of all claims from these prior officers. In addition, Mr. Deng, Ms. Yu, and Mr. Ye agreed to return to the Company their unvested restricted shares of 130,556, 147,222, and 147,222, respectively.

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

During the year ended August 31, 2021, the Company paid the Chief Executive Officer $180,000 salary, $50,000 bonus in cash, and $30,100 stock-based compensation. $25,000 salary was paid in cash to Chief Financial Officer. In addition, the Company hired Chief Investment Officer on February 22, 2021. $55,685 cash salary and $7,527 stock-based compensation were paid to Chief Investment Officer for the year ended August 31, 2021. During the year ended August 31, 2020, $169,768 was paid to five executives in the form of stock-based compensation and $15,000 cash salary was paid to the Chief Financial Officer.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company has 226,589,735 and 46,661,417 common shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively. These common shares were held by approximately 559 and 520 shareholders of record at August 31, 2021 and August 31, 2020, respectively. The Company has 100,000 and 0 series A preferred shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively. The Company has 20,000 and 0 series B preferred shares issued and outstanding as of August 31, 2021 and August 31, 2020, respectively

The Company has the following equity activities during the year ended August 31, 2021:

Common shares

•	The Company issued 19,000,000 shares of common stock for cash at $0.0140 per share and 4,000,000 shares of common stock for cash at $0.0715 per share.

•	The Company issued 25,406,238 shares of common stock from note conversion. Refer to Note 9 for further details.

•	The Company issued 56,407,922 shares of common stock from warrant exercises. Refer to Note 10 for further details.

•	261,111 shares of common stock returned to the Company due to officer resignations.

•	The Company issued 31,646,633 shares of put shares for cash at $0.015312, $0.014256, $0.01452, $0.077528, $0.09856, $0.11, $0.0715, $0.0563, $0.0528, $0.04875, $0.05764, and $0.0344 per share.

•	As stock-based compensation the Company issued 500,000 shares to the Chief Investment Offer and 1,000,000 shares to the Chief Executive Officer.

•	The Company issued 24,528,637 of common shares from preferred shares series C & D conversion.

•	The Company issued 17,700,000 shares of stock for consulting services.

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the year ended August 31, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, and 20,000 shares of Series B Preferred shares at $16 per share, 280,025 shares of Series C Preferred shares and its dividend shares were converted to 7,140,360 common shares in August, 2021, and 798 shares of Series D Preferred shares were converted to 17,388,277 common shares in August, 2021.

Based upon the Series C Preferred Share purchase agreement, each share of Series C Preferred Stock carries an annual dividend in the amount of 12.0% of the Stated Value (the “Dividend Rate”). Which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an Event of Default, the Dividend Rate shall automatically increase to 22.0%. As of August 31, 2021, the Company has dividend expense of $16,801 and dividend payable of $0 on Series C Preferred Shares.

Based upon the Series D Preferred Share purchase agreement, each share of Series D Preferred Stock shall be entitled to receive, and the Corporation shall pay, cumulative dividends of 8.0% per annum, payable quarterly, beginning on the Original Issuance Date and ending on the date that such share of Preferred Share has been converted or redeemed (the “Dividend End Date”). As of August 31, 2021, the Company has dividend expense of $9,034 and dividend payable of $1,834 on Series D Preferred Shares and included in the accrued liabilities in the balance sheet.

Warrant shares

•	The Company canceled 9,720 warrant shares with Crown Bridge and 4,200 warrant shares with Armanda Partners in November, 2020.

•	Peak One Opportunities exercised the remaining 10% of the 10,000 warrant shares issued on December 9, 2019 and 100% 750,000 warrant shares issued on July 30, 2020.

•	EMA Financial exercised all 30,000 warrant shares issued on January 17, 2020.

NOTE 14 – INCOME TAXES

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

Components of net deferred tax assets, including a valuation allowance, are as follows as of August 31, 2021 and August 31, 2020:

	August 31, 2021	August 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$871,681	$447,765
Less: valuation allowance	(871,681)	(447,765)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $871,681 as of August 31, 2021 and $447,765 as of August 31, 2020. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2021 and August 31, 2020.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended August 31, 2021 and August 31, 2020:

	Years ended
	August 31,
	2021	2020
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the years ended August 31, 2021 and August 31, 2020, the Company and its subsidiary have incurred a consolidated loss of $(3,608,097) and $(1,523,071), respectively. As a result, the Company and its subsidiary did not incur any income tax during the years ended August 31, 2021 and August 31, 2020.

NOTE 15 – CONCENTRATION RISK

89% and 69% of revenue was generated from one customer during the years ended August 31, 2021 and August 31, 2020, respectively.

100% of the account receivable balance was due from one customer as of August 31, 2021 and August 31, 2020.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating lease

As of August 31, 2021, the Company leases office premises in Hong Kong, an office in New York city, and an office in Singapore under non-cancelable operating lease agreements with an option to renew these leases. On November 22, 2020, the Company closed down a display store and terminated its lease, which has an original term from February 23, 2019 to February 22, 2022, as a result of the COVID-19 impact and uncertainties of the economy in Hong Kong. The cash lease expense for the years ended August 31, 2021 and August 31, 2020 was $92,981 and $79,488, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $48,822 as of August 31, 2021, of which $48,822 is within one year.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $94,570 lease expenses for the year ended August 31, 2021, including both cash and non-cash lease expenses.

As of August 31,	Commitments
2021	$48,822
Total Lease Payments	$48,822
Less: imputed interest	$(596)
Present value of lease liabilities	$48,226
Current portion of obligations under operating leases	$48,226
Obligations under operating leases, non-current	$0

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2021 to the date these financial statements were issued.

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

Subsequent cash receipt for Put share issuance:

On September 4, 2021, the Company received the subscription receivable from Peak One Opportunity Fund LP for issuing 3,000,000 Put shares at $0.0344 per share on August 16, 2021.

Issue of Series C Preferred Stock:

On September 3, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor Geneva Roth Remark Holdings, Inc. (the “Investor”), whereby Investor purchased from the Company 234,300 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) for a purchase price of $203,500 (the “Purchase Price”). The closing occurred on September 3, 2021. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series C Preferred Stock totaled $184,000. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

On October 21, under another Purchase Agreement with the Investor, whereby Investor purchased from the Company 98,325 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) for a purchase price of $85,450 (the “Purchase Price”). The closing occurred on October 22, 2021. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series C Preferred Stock totaled $75,390. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

Issue of Series D Preferred Stock:

For the Securities Purchase Agreement dated March 10, 2021 entered between the Company and the accredited investor GHS Investments, LLC (the “Investor”), the Company will issue up to 5,075 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”) to GHS Investments, LLC with a purchase price of $1,000 per share. On September 6, 2021 and October 5, 2021, the Company issued 73 and 37 shares of series D preferred stock to the investor, respectively. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $67,160 and $34,040, respectively. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

Open a Movie Theater in New York City:

In October 2021, the Company entered into a five- year lease with Martabano Realty Corp (hereinafter referred to as "Landlord") for the "The Mt. Kisco Theatre” located at 144 Main Street, Mount Kisco, New York. The property under the lease consists of approximately 8,375 squares to be used and occupied by the Company as a movie theater. The fixed minimum annual base rent for each year of the five-year lease term is $83,750, $83,750, $159,125, $163,899, and $168,816.

NFT Film and Music Market (NFT MMM) Development and Maintenance Contract:

The Company has entered into a contract with STAREASTnet to develop a decentralized application based on the NFT (Non-Fungible Token) for a movie and music marketplace with the option to buy physical, digital download or both, in one place. The digital copyrights of movies and music are generalized through NFTs, whose smart contracts facilitate the verifications of digital copyrights saved on the blockchain. The Company will hold 100% stake of STAREASTnet NFT Movies and Music Marketplace (NFT MMM).

Officer Resignation:

Brandy Gao resigned as Chief Financial Officer of the Company since the term of her contract with the Company ended on December 31, 2021.

Cancellation of Acquiring a Movie Copyright:

The Company acquired a movie copyright of “Too Simple” from Guang Dong Honor Pictures Ltd in July 2021 at a price of $1,271,680, which was to be paid in installments. As of August 31, 2021, $644,785 was paid and recorded in long-term prepayment. On December 31, 2021, the Company entered into a termination contract with Guang Dong Honor Pictures Ltd to cancel the purchase of this movie copyright and will receive a full refund before May 31, 2022. Therefore, the Company has reclassified $644,785 from long-term prepayment to other receivable on the balance sheet.

Change in Outstanding Common Shares:

As of December 31, 2021, the Company had 237,297,700 shares of common stock outstanding. The approximate 10.7 million increase from 226,589,735 shares outstanding at August 31, 2021 is primarily attributed to 7.3 million Put shares issued to Peak One Opportunity Fund LP and 3.2 million common shares converted from preferred shares series D.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	58	Chief Executive Officer, Principal Executive Officer and Director
Brandy Gao	38	Chief Financial Officer, Resigned on December 31, 2021
Vella Deng	50	Chief Financial Officer, Appointed on December 31, 2021
Jimmy Chue	65	Chief Investment Officer
Ruiyu Guan	53	Director
Ho Fai Lam	65	Director

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

On December 31, 2021, Brandy Gao resigned as Chief Financial Officer of the Company. The term of her contract with the Company ended on the last day of 2021.

Vella Deng

Ms Deng has approximately 20 years’ experiences in accounting and financial management, Ms. Deng was the Director of Accounting at Free Productions Limited in Hong Kong and China before being appointed as the CFO of the Company.

Ms. Deng is the sister of Chiyuan Deng, our Chief Executive Officer. Besides Ms Deng, there are no other family relationships between Ms. Deng and any directors or executive officers of the Company.

Ms. Deng does not hold and has not had any material direct or indirect interest in any of the Company’s transactions or proposed transactions over the last two years.

Ms Deng does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Jimmy Chue

Wall Street career spans for more than three decades. Working with prestiges firms such as Merrill Lynch and Prudential Securities as a senior analysis of operations. Founding Member and CIO of Healthier2gether, Senior Partner at Silver Bear Capital, and Cofounder of a new entity in formation named World Global Partners Inc.

Mr. Chue does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers, aside from Jianli and Chiyuan Deng, who are father and son, Vella and Chiyuan Deng who are sister and brother.

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

For the fiscal year ending August 31, 2021, the Audit Committee:

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

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2021, there have been no late reports, failures to file or transactions not timely reported, aside from one transaction not timely reported for Mr. Chiyuan Deng.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report for the year ended August 31, 2019.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng President, CEO, and Director	2021 2020	180,000 __	50,000	30,100 100,000	0 0	0 0	0 0	9,000 9,000	269,100 109,000
Brandy Gao CFO, resigned in December 2021	2021 2020	25,000 15,000	0 0	0 145	0 0	0 0	0 0	0 0	25,000 15,145
Jimmy Chue Chief Investment Officer	2021	55,685	0	7,527	0	0	0	0	63,212
Linqing Ye Former COO	2021 2020	__ 0	0 0	0 9,667	0 0	0 0	0 0	0 120,000	__ 129,667
Jianli Deng Former Secretary, Treasurer and Director	2021 2020	0 __	0 0	0 50,000	0 0	0 0	0 0	0 119,000	__ 169,000
Lijun Yu Former Chief Marketing Officer	2021 2020	0 0	0 0	0 9,667	0 0	0 0	0 0	0 110,000	__ 119,667

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

On February 22, 2021, we entered into an employment agreement with Jimmy Chue to serve as Chief Investment Officer (CIO). The CIO will be compensated with an annual base salary of $78,000, and eligible for a bonus of at least 50% of the annual salary payable in a lump sum at such time as may be determined by the Board of Directors. The Company also issued 500,000 restricted shares of the Company’s common stock, par value $0.001 per share, to the CIO as Restricted Stock Award.

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

On December 31, 2021, Brandy Gao resigned as Chief Financial Officer of the Company. The term of her contract with the Company ended on the last day of 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Chiyuan Deng	-	-	-	-	-	-	-	-	-
Linqing Ye	-	-	-	-	-	-	-	-	-
Jianli Deng	-	-	-	-	-	-	-	-	-
Lijun Yu	-	-	-	-	-	-	-	-	-
Brandy Gao	-	-	-	-	-	-	-	-	-

Jimmy Chue	-	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 11, 2021 information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Common Stock		Series A Preferred Stock		Series B Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chiyuan Deng(3)	6,312,733	2.87%	100,000	100%	20,000	100%
Brandy Gao	2,000	*	—	—	—	—
Jimmy Chue	500,000	*	—	—	—	—
Ho Fai Lam	—	—	—	—	—	—
Ruiyu Guan	—	—	—	—	—	—
All Directors and Executive Officers as a Group (3 persons)	6,814,733	3.1%	100,000	100%	20,000	100%
5% Holders
			—	—	—	—

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 235,950,399 shares of common stock issued and outstanding and 100,000 shares of Series A Preferred Stock as of November 30, 2021.

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

Youall Perform Services Ltd, owned by the son of the Company’s Chief Executive Offer and the Company’s former Secretary and Treasurer Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January, 2020. For the years ended August 31, 2021 and 2020, the Company recognized revenue of $0 and $141,143 from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $1,439 and $87,581 as of August 31, 2021 and 2020, respectively.

In September 2019, the company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. Has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 will be due on the twenty first month afterthe launch of the website www.abqq.tv. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The Company will pay Youall Perform Services Ltd the remaining balance of $19,200 in September, 2022.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the years ended August 31, 2021 and August 31, 2020 are $25,600 and $61,440, respectively. In January, 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December, 2020 given there has been no sublicensing royalty revenue generated from the patent. Once the Company finds another company to sublicense the patent, it will generate royalty revenue and pay royalty expense again.

The Company rented an office from ZESTV STUDIOS LIMITED, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng. On December 1, 2020, the Company entered an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie “Love over the world” and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. The Company will refund ZESTV STUDIOS LIMITED the movie royalties. As of August 31, 2021, the Company incurred related party payable of $16,512 for the office rent and $916,922 of refund for the movie royalites revenue net of the movie distribution commission fee.

On August 29, 2020, the Company entered into a Separation Agreement and Release with each of Jianli Deng, Lijun Yu and Linqing Ye. Pursuant to the agreements, Mr. Deng resigned as Secretary and Treasurer, Ms. Yu resigned as Chief Marketing Officer and Mr. Ye resigned as Chief Operating Officer. Mr. Deng will remain on as a member of our board of directors. The Separation and Release Agreement cancelled the employment agreements for each of Messrs. Deng, Yu and Ye, and provided them each an indebtedness payment within five (5) business days of the agreements. Mr. Deng will receive $110,000, Ms. Yu will receive $110,000 and Mr. Ye will receive $120,000. We received a release of all claims from these prior officers. In addition, Mr. Deng, Ms. Yu, and Mr. Ye agreed to return to the Company their unvested restricted shares of 130,556, 147,222, and 147,222, respectively.

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

During the year ended August 31, 2021, the Company paid the Chief Executive Officer $180,000 salary, $50,000 bonus in cash, and $30,100 stock-based compensation. $25,000 salary was paid in cash to Chief Financial Officer. In addition, the Company hired Chief Investment Officer on February 22, 2021. $55,685 cash salary and $7,527 stock-based compensation were paid to Chief Investment Officer for the year ended August 31, 2021. During the year ended August 31, 2020, $169,768 was paid to five executives in the form of stock-based compensation and $15,000 cash salary was paid to the Chief Financial Officer.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$ 58,500	$0	$18,750	$0
2020	$ 63,500	$744	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

10.1	Patent License Agreement	8-K	10.1	6/6/17

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.2	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.17	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.18	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section

1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB International Group Corp.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 12, 2022

By:	/s/ Vella Deng
Chief Financial Officer
January 12, 2022

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 12, 2022

By:	/s/ Vella Deng
Chief Financial Officer
January 12, 2022

