Form 10-Q/A
period 2021-02-28
AB INTERNATIONAL GROUP CORP.
filed 2022-01-19
CIK 1605331

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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 176,052, 210 common shares as of April 9, 2021

EXPLANATORY NOTE.

AB International Group Corp. (the "Company"), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this "Amendment") to restate and amend the Company's previously issued condensed consolidated financial statements and related financial information for the three and six months ended February 28, 2021, which was filed with the Securities and Exchange Commission on April 14, 2021 (the "Original Filing Date"). For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. This Form 10-Q/A speaks as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than those associated with the restatement of our condensed consolidated financial statements.

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

3

AB INTERNATIONAL GROUP

Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2021	2020
	(Unaudited) (Restated)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$224,804	$2,455,061
Prepaid expenses	5,000	11,024
Accounts receivable	51,338	137,700
Related party receivable	1,439	87,581
Due from shareholders	—	61,500
Interest receivable	—	26,240
Other receivable	209,400	—
Total Current Assets	491,981	2,779,106

Fixed assets, net	19,344	16,408
Leasehold improvement, net	60,961	85,345
Right of use operating lease assets, net	85,581	126,354
Intangible assets, net	2,626,526	175,000
Long-term prepayment	1,705,395	1,742,080
Other assets	14,536	18,427
TOTAL ASSETS	$5,004,325	$4,942,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$108,826	$359,475
Related party payable	5,504	5,504
Current portion of obligations under operating leases	74,618	73,664
Convertible note and derivative liability	306,212	438,921
Due to shareholder	2,089	476
Tax payable	—	56,750
Other payable	3,827	3,584
Total Current Liabilities	501,076	938,374

Obligations under operating leases, non-current	10,963	48,249
Total Liabilities	512,039	986,623

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized:
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	100	—
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	20	—
Series C convertible preferred stock, 280,025 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	280	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized: 173,434,446 and 46,661,417 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	173,434	46,661
Additional paid-in capital	8,825,968	7,271,983
Accumulated deficit	(4,492,544)	(2,970,881)
Unearned shareholders' compensation	(14,973)	(391,666)
Total Stockholders’ Equity	4,492,286	3,956,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,004,325	$4,942,721

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28,		February 28,
	2021	2020	2021	2020
	(Restated)		(Restated)

Revenue	$153,600	$294,743	$76,800	$138,338
Cost of revenue	(454,927)	(95,025)	(298,841)	(42,979)
Gross Profit	(301,327)	199,718	(222,041)	95,359

OPERATING EXPENSES
General and administrative expenses	(764,796)	(433,244)	(578,651)	(277,501)
Related party salary and wages	(184,337)	(88,852)	(132,987)	(42,479)
Total Operating Expenses	(949,134)	(522,096)	(711,638)	(319,980)

Loss From Operations	(1,250,461)	(322,378)	(933,679)	(224,621)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	1,920	—
Interest expense	(128,661)	(42,627)	(46,905)	(95,115)
Interest income	8	—	3	—
Gain /(Loss) from change in fair value	19,094	(50,326)	117,881	(32,242)
Loss from lease termination	(3,251)	—	—	—
Loss from prepaid convertible note	(128,316)	—	(128,316)	—
Loss from warrant termination	(12,343)	—	—	—
Loss from warrant exercise	(75,000)	—	(62,460)	—
Total other income (expenses)	(326,549)	(92,953)	(117,877)	(127,357)

Loss Before Income Tax Provision	(1,577,010)	(415,331)	(1,051,556)	(351,978)

Income tax benefit	55,347	—	55,347	—
NET INCOME (LOSS)	$(1,521,663)	$(415,331)	$(996,209)	$(351,978)

LOSS PER SHARE: BASIC	$(0.01)	$(0.09)	$(0.01)	$(0.07)
LOSS PER SHARE: DILUTED	$(0.01)	$(0.08)	$(0.01)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	137,158,120	4,822,000	137,158,120	4,822,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	149,594,775	4,933,487	137,735,830	4,933,487

    The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125

Common shares issued to officers for services	—	—	—	—	—	—	85,102	85,102
Common shares issued for third party services	—	—	—	—	—	—	—	—
Warrant shares issued in conjunction with convertible notes	—	—	—	—	133,023	—	—	133,023
Net loss	—	—	—	—	—	(415,331)	—	(415,331)
Balance - February 29, 2020	4,822,016	$4,822	—	$—	$6,654,003	$(1,867,351)	$(757,556)	$4,033,918

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097

Common shares issued for cash at $0.0140 per share	19,000,000	19,000	—	—	247,000	—	—	266,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,666	—
Put Shares issued for cash	15,220,000	15,220	—	—	721,908	—	—	737,128
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(14,973)	30,027
Common shares issued for consulting services	9,500,000	9,500	—	—	275,500	—	—	285,000
Series A Preferred Shares issued	—	—	100,000	100	—	—	—	100
Series B Preferred Shares issued	—	—	20,000	20	319,980	—	—	320,000
Series C Preferred Shares issued	—	—	280,025	280	243,220	—	—	243,500
Warrants termination and Exercised	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(1,521,663)	—	(1,521,663)
Balance - February 28, 2021 - Restated	173,434,466	$173,434	400,025	$400	$8,825,968	$(4,492,544)	$(14,973)	$4,492,286

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2021	2020
	(Restates)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,521,663)	$(415,331)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	315,127	85,102
Depreciation of fixed asset	26,448	26,204
Amortization of intangible asset	424,207	61,899
Impairment of intangible asset	—	111,115
Loss/(gain) on sales of intangible assets	—	—
Loss/(gain) from change in fair value of derivatives	(19,094)	50,326
Loss/(gain) from lease termination	3,251	—
Loss/(gain) from warrant termination	12,343	—
Loss/(gain) from warrant exercise	75,000	—
Loss/(gain) prepaid convertible note	128,316	—
Non-cash interest for convertible notes	128,661	147,799
Non-cash note conversion fees	8,750	—
Non-cash lease expense	1,190	—
Changes in operating assets and liabilities:
Accounts receivable	86,362	(76,800)
Receivable on asset disposal	—	1,280,000
Interest receivable	26,240	(52,416)
Related party receivable	86,142	(52,588)
Prepaid expenses	6,024	(30,776)
Rent security & electricity deposit	3,891	—
Purchase of movie and TV series broadcast right and copyright	(2,839,049)	(992,000)
Accounts payable and accrued liabilities	(250,649)	(23,614)
Due to / from shareholders	63,113	—
Tax payable	(56,750)	(7,814)
Other payable	243	(157,824)
Net cash used in operating activities	(3,291,897)	(46,718)
CA SH FLOWS FROM INVESTING ACTIVITIES
Proceeds from note receivable collection	—	(1,049,600)
Purchase of furniture and equipment	(5,000)	—
Net cash used in investing activities	(5,000)	(1,049,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	311,360
Proceeds from common stock issuances	793,729	—
Proceeds from preferred share issuances	563,500	—
Payments for warrant termination	(95,000)	—
Prepayments of convertible notes	(428,606)	—
Net cash provided by financing activities	1,066,639	311,360
Net increase (decrease) in cash and cash equivalents	(2,230,258)	(784,958)
Cash and cash equivalents - beginning of the quarter	2,455,061	1,564,750
Cash and cash equivalents - end of the quarter	224,804	779,792
Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—
Non-Cash Investing and Financing Activities:
Cashless warrant exercises	137,766	133,023
Convertible notes converted to common shares	(183,752)	—
Additions to ROU assets from operating lease liabilities	20,038	—
Common shares returned due to officer resignations	$(391,666)	$—

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of February 28, 2021, the Company acquired 1  movie copyright and 45 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

As of February 28, 2021, the Company had an accumulated deficit of approximately $4.5 million and a working capital deficit of $9,100. For the six months ended February 28, 2021, the Company incurred a net loss of approximately $1.5 million and the net cash used in operations was $3.3 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern through February 28, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Accounts Receivable

Accounts receivable consisted of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense has been recorded by the Company during the six months ended February 28, 2021 and February 29, 2020, and no write-offs for bad debt were recorded for the six months ended February 28, 2021 and February 29, 2020.

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

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature. The fair values of warrant liabilities and derivative liabilities embedded in convertible notes are determined by level 3 inputs.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At February 28, 2021 and 2020, there were no unrecognized tax benefits. Please see Note 14 for details.

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

Reclassification

A related party payable of $5,504 as of August 31, 2020 which had been included in accounts payable and accrued liabilities has been reclassified to "related party payable" to conform to the current period's presentation.

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has previously entered into an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie “Love over the world” and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. Therefore, the Company determined that it was an error to record royalty revenue for this customer contract as the management determined the contract did not meet the required criteria to recognize revenue under FASB ASC 606 – Revenue from contracts with customers.

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated balance sheet as of February 28, 2021:

	For the period ended February 28, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References

ASSETS
Current Assets
Cash and cash equivalents	224,804	—	224,804
Prepaid expenses	5,000	—	5,000
Account receivable	51,338	—	51,338
Related party receivable	699,149	(697,709)	1,439	a
Subscription receivable	—	—	—
Interest receivable	—	—	—
Other receivable	209,400	—	209,400
Total Current Assets	1,189,690	(697,709)	491,981

Fixed assets, net	19,344	—	19,344
Leasehold improvement, net	60,961	—	60,961
Right of use operating lease assets, net	85,581	—	85,581
Intangible assets, net	2,626,526	—	2,626,526
Long-term prepayment	1,705,395	—	1,705,395
Other assets	14,536	—	14,536
TOTAL ASSETS	5,702,034	(697,709)	5,004,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	108,826	—	108,826
Related party payable	5,504	—	5,504
Current portion of obligations under operating leases	74,618	—	74,618
Convertible note and derivative liability	306,212	—	306,212
Due to shareholder	2,089	—	2,089
Tax payable	—	—	—
Other payable	3,827	—	3,827
Dividend payable	—	—	—
Total Current Liabilities	501,076	—	501,076

Obligations under operating leases, non-current	10,963	—	10,963
Total Liabilities	512,039	—	512,039

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	100	—	100
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	20	—	20
Series C preferred stock, 280,025 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	280	—	280
Series D preferred stock, 0 and 0 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	—	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 173,434,446 and 46,661,417 shares issued and outstanding, as of February 28, 2021 and August 31, 2020, respectively	173,434	—	173,434
Additional paid-in capital	8,825,968	—	8,825,968
Accumulated deficit	(3,794,835)	(697,709)	(4,492,544)	a
Unearned shareholders' compensation	(14,973)	—	(14,973)
Total Stockholders’ Equity	5,189,995	(697,709)	4,492,286
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	5,702,034	(697,709)	5,004,325

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”).
b)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.
c)	To reclass the cash used to purchase movie and TV series broadcast rights and copyrights from the investing cash flow to the operating cash flow and combine the changes in long-term prepayment and intangible assets into one line of "Purchase of movie and TV series broadcast right and copyright" under the operating cash flow.

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated statement of operations for the six months ended February 28 ,2021:

	For the six months ended February 28, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References

Revenue	851,309	(697,709)	153,600	a
Cost of revenue	(454,927)	—	(454,927)
Gross Profit (Loss)	396,382	(697,709)	(301,327)

OPERATING EXPENSES
General and administrative expenses	(764,796)	—	(764,796)
Research and development expenses	—	—	—
Related party salary and wages	(184,337)	—	(184,337)
Total Operating Expenses	(949,134)	—	(949,134)

Loss from operations	(552,752)	(697,709)	(1,250,461)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	1,920
Interest expense	(128,661)	—	(128,661)
Interest income	8	—	8
Preferred shares dividend expense	—	—	—
Loss from change in fair value	19,094	—	19,094
Loss from lease termination	(3,251)	—	(3,251)
Loss from prepaid convertible note	(128,316)	—	(128,316)
Loss from warrant termination	(12,343)	—	(12,343)
Loss from warrant exercise	(75,000)	—	(75,000)
Total other income (expenses)	(326,549)	—	(326,549)

Loss before income tax provision
Income tax provision	—	55,347	55,347	b
Net loss from operations	(879,301)	(642,362)	(1,521,663)

NET LOSS	(879,301)	(642,362)	(1,521,663)

NET LOSS PER SHARE: BASIC	(0.01)		(0.01)
NET LOSS PER SHARE: DILUTED	(0.01)		(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	137,158,120		137,158,120
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	149,594,775		149,594,775

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”).
b)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.
c)	To reclass the cash used to purchase movie and TV series broadcast rights and copyrights from the investing cash flow to the operating cash flow and combine the changes in long-term prepayment and intangible assets into one line of "Purchase of movie and TV series broadcast right and copyright" under the operating cash flow.

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated statement of operations for the three months ended February 28 ,2021:

	For the three months ended February 28, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References

Revenue	774,509	(697,709)	76,800	a
Cost of revenue	(298,841)	0	(298,841)
Gross Profit (Loss)	475,668	(697,709)	(222,041)

OPERATING EXPENSES
General and administrative expenses	(578,651)	—	(578,651)
Related party salary and wages	(132,987)	—	(132,987)
Total Operating Expenses	(711,638)	—	(711,638)

Loss Fom Operations	(235,970)	(697,709)	(933,679)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	1,920
Interest expense	(46,905)	(0)	(46,905)
Interest income	3	(0)	3
Gain /(Loss) from change in fair value	117,881	—	117,881
Loss from lease termination	—	—	—
Loss from prepaid convertible note	(128,316)	—	(128,316)
Loss from warrant termination	—	—	—
Loss from warrant exercise	(62,460)	—	(62,460)
Total other income (expenses)	(117,877)	(0)	(117,877)

Loss Before Income Tax Provision	(353,846)	(697,709)	(1,051,556)

Income tax benefit	—	55,347	55,347	b
NET LOSS	(353,846)	(642,362)	(996,209)

NET LOSS PER SHARE: BASIC	(0.00)	(0.00)	(0.01)	a
NET LOSS PER SHARE: DILUTED	(0.00)	(0.00)	(0.01)	a
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	137,158,120	—	137,158,120
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	137,735,830	—	137,735,830

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”).
b)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.
c)	To reclass the cash used to purchase movie and TV series broadcast rights and copyrights from the investing cash flow to the operating cash flow and combine the changes in long-term prepayment and intangible assets into one line of "Purchase of movie and TV series broadcast right and copyright" under the operating cash flow.

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated statement of cash flows for the six months ended February 28 ,2021:

	For the six months ended February 28, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(879,301)	(642,362)	(1,521,663)	a, b
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	315,127	—	315,127
Depreciation of fixed asset	26,448	—	26,448
Amortization of intangible asset	424,207	—	424,207
Impairment of intangible asset	—	—	—
Loss/(gain) from change in fair value of derivatives	(19,094)	—	(19,094)
Loss/(gain) from lease termination	3,251	—	3,251
Loss/(gain) from warrant termination	12,343	—	12,343
Loss/(gain) from warrant exercise	75,000	—	75,000
Loss/(gain) prepaid convertible notes	128,316	—	128,316
Non-cash interest for convertible notes	128,661	—	128,661
Non-cash note conversion fees	8,750	—	8,750
Non-cash lease expense	1,190	—	1,190
Changes in operating assets and liabilities:		—	—
Accounts receivable	86,362	—	86,362
Receivable on asset disposal	—	—	—
Interest receivable	26,240	—	26,240
Related party receivable	(611,567)	697,709	86,142	a
Prepaid expenses	6,024	—	6,024
Rent security & electricity deposit	3,891	—	3,891
Long-term prepayment	36,685	(36,685)	—	c
Purchase of movie and TV series broadcast right and copyright	—	(2,839,049)	(2,839,049)	c
Accounts payable and accrued liabilities	(250,649)	—	(250,649)
Due to / from shareholders	63,113	—	63,113
Tax payable	(1,403)	(55,347)	(56,750)	b
Other payable	243	—	243
Net cash provided by / (used in) operating activities	(416,164)	(2,875,733)	(3,291,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds collected from note receivable	—	—	—
Purchase of movie and TV series broadcast right and copyright	(2,875,733)	2,875,733	—	c
Purchase of furniture and equipment	(5,000)	—	(5,000)
Net cash used in investing activities	(2,880,733)	2,875,733	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES			—
Proceeds from issuance of convertible notes	233,017	—	233,017
Proceeds from common stock issuances	793,729	—	793,729
Proceeds from preferred share B issuances	320,000	—	320,000
Proceeds from preferred share C issuances	243,500	—	243,500
Proceeds from preferred share D issuances	—	—	—
Payments for warrant termination	(95,000)	—	(95,000)
Prepayments of convertible notes	(428,606)	—	(428,606)
Net cash provided by financing activities	1,066,639	—	1,066,639
		—
Net increase (decrease) in cash and cash equivalents	(2,230,258)	—	(2,230,258)
Cash and cash equivalents - beginning of the quarter	2,455,061	—	2,455,061
Cash and cash equivalents - end of the quarter	224,804	—	224,804
		—
Supplemental Cash Flow Disclosures		—
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—
		—
Non-Cash Investing and Financing Activities:		—
Cashless warrant exercises	137,766	—	137,766
Convertible notes converted to common shares	(183,752)	—	(183,752)
Additions to ROU assets from operating lease liabilities	20,038	—	20,038
Common shares returned due to officer resignations	(391,666)	—	(391,666)

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”).
b)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.
c)	To reclass the cash used to purchase movie and TV series broadcast rights and copyrights from the investing cash flow to the operating cash flow and combine the changes in long-term prepayment and intangible assets into one line of "Purchase of movie and TV series broadcast right and copyright" under the operating cash flow.

NOTE 4 – PREPAID EXPENSES

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

The depreciation expense was $26,448  and $26,204 for the six months ended Feb 28, 2021 and 2020, respectively.

	February 28, 2021	August 31, 2020
Appliances and furniture	$25,974	$20,974
Leasehold improvement	146,304	146,304
Total cost	172,278	167,278
Accumulated depreciation	(91,973)	(65,525)
Property and equipment, net	$80,305	$101,753

NOTE 6 – INTANGIBLE ASSETS

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

The estimated amortization expense for each of the two succeeding years is as follows. The intangible assets as of February 28, 2021 will be fully amortized in the fiscal year of 2023.

Periods ending February 28,	Amortization expense
2022	$1,537,867
2023	$1,088,660

NOTE 7 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	February 28, 2021	August 31, 2020
Right-to-use gross asset	$215,853	$228,510
Less: accumulated amortization	(130,272)	(102,156)
Right-to-use asset, net	$85,581	$126,354

The estimated amortization expenses for each of the two succeeding years is as follows:

Year ending February 28,	Amortization expense
2021	$74,619
2022	$10,962
Total	$85,582

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

•

In January 2021, the Company acquired a movie copyright” Kai Shi Er Yi” (English name: “Our Treasures”) at a price of $936,960. As of February 28, 2021, $603,315 has been paid and recorded as long-term prepayment for “Kai Shi Er Yi”.

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

The below table summarizes all the convertible notes issued during the year ended August 31, 2020.

Counterparties	Issuance date	Maturity date	Principal Amount	Purchase Price	Discount on Note issuance	(Restated) Note issuance costs	Proceeds Received (USD)
EMA Financial	November 18, 2019	August 18, 2020	$75,000	$68,500	$6,500	$3,763	$64,737
Peak One Opportunity	December 9, 2019	December 9, 2022	$85,000	$76,500	$8,500	$11,188	$65,312
Crown Bridge (Tranche I)	January 8, 2020	January 8, 2021	$40,500	$36,500	$4,000	$1,508	$34,992
Auctus Fund Note	December 31, 2019	September 30, 2020	$75,000	$75,000	$-	$15,658	$59,342
East Capital	February 13, 2020	February 13, 2021	$50,000	$50,000	$-	$6,508	$43,492
Fidelis Capital	February 19, 2020	February 19, 2021	$50,000	$50,000	$-	$6,513	$43,487
Armada Partners	March 12, 2020	March 12, 2021	$38,500	$35,000	$3,500	$2,008	$32,992
EMA Financial	July 17, 2020	July 17, 2021	$50,000	$47,500	$2,500	$4,513	$42,987
Crown Bridge (Tranche II)	July 23, 2020	July 23, 2021	$40,500	$36,500	$4,000	$2,208	$34,292
Power Up Lending (Tranche I)	July 24, 2020	July 24, 2021	$130,000	$130,000	$-	$13,921	$116,079
Power Up Lending (Tranche II)	August 18, 2020	August 18, 2021	$63,000	$63,000	$-	$8,061	$54,939
			$697,500	$668,500	$29,000	$75,849	$592,651

The below table summarizes all the convertible notes issued during the six months ended February 28, 2021.

Counterparties	Issuance date	Maturity Date	Principal Amount	Purchase Price	Discount on Note issuance	Note issuance costs	Proceeds Received (USD)
Jefferson Street Capital	September 1,2020	September 1, 2021	82,500	75,000	7,500	6,051	68,949
FirstFire Global	September 1,2020	June1, 2021	75,000	71,250	3,750	9,752	61,498
Power Up Lending	October8, 2020	October 8, 2021	55,000	55,000	-	7,421	47,579
East Capital	October 9, 2020	October 9, 2021	62,700	62,700	-	7,708	54,992
			$275,200	$263,950	$11,250	$30,932	$233,018

The following table summarizes the convertible note and derivative liability in the balance sheet at February 28, 2021:

Balance, August 31, 2020	$438,921
Principal	$(160,846)
Discount on Note issuance	$48,139
Accrued interest expense	$(909)
Derivative liability	$(19,094)
Balance, February 28, 2021	$306,212

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

The Company recognizes gain due to convertible feature of $19,094 in the income statement for the six months ended February 28, 2021.

The Company prepaid nine convertible notes during the six months ended February 28, 2021 as below:

Convertible Notes	Beginning Principal after Note Conversion	Total Interest Accrued	Paid Date	Paid Principal	Paid Interest	Principal balance Outstanding	Payment amount	Loss from prepaid convertible note
Crown Bridge (Tranche I)	1,082	2,641	12/9/2020	(1,082)	(2,641)	—	72,500	(26,732)
Crown Bridge (Tranche II)	40,500	1,545	12/9/2020	(40,500)	(1,545)	—
EMA Financial	50,000	1,990	12/9/2020	(50,000)	(1,990)	—	72,800	(20,810)
Power Up Lending	130,000	6,491	1/22/2021	(130,000)	(6,491)	—	190,925	(54,434)
Power Up Lending	63,000	3,042	2/10/2021	(63,000)	(3,042)	—	92,380	(26,338)
East Capital	40,500	2,461	—	—	—	62,700	—
Power Up Lending	50,000	3,042	—	—	—	55,000	—
Jefferson Street	50,000	4,097	—	—	—	82,500	—
FirstFire Global	38,500	6,586	—	—	—	75,000	—
Total	$463,582	$31,895	—	$(284,582)	$(15,709)	$275,200	$428,605	$(128,315)

The Holders converted convertible notes to common shares during the six months ended February 28, 2021 as below:

EMA Financial:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 1, 2020	5,285	5,285	5,154	—	10,439	1,000	—	$0.00812	1,408,800
Total		5,285	5,154	—	10,439	1,000			1,408,800

Auctus Capital Partners:

Conversion date	Beginning principal balance	Principal Amount Converted	Interest Amount Converted	MFN Principal	Total converted principals and unpaid interest	Closing Fee	Ending principal balance	Conversion Price	Converted Shares
September 8, 2020	33,295	12,055	73	—	12,128	750	21,240	$0.00510	2,525,000
September 18, 2020	21,240	15,233	58	—	15,291	750	6,007	$0.00510	3,145,300
September 29, 2020	6,007	6,007	18	11,082	17,107	750	—	$0.00480	3,720,200
October 22, 2020	—	—	—	3,918	3,918	750	—	$0.00216	2,161,240
Total		33,295	149	15,000	48,444	3,000			11,551,740

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – CONCENTRATION RISK

100% and 52% of revenue was generated from one customer during the six months ended February 28, 2021 and February 29, 2020, respectively.

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

Overview

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 The Company's fiscal year end is August 31.

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

On April 22, 2020, the Company has announced the first phase development of a video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream derived from its hybrid subscription and advertising business model. We launched the video streaming service at the end of 2020 and the service now feature Chinese movies, television shows and drama series with unique content and exclusive to the company. We launched the video streaming website of www.ABQQ.tv on December 29, 2020. As of February 28, 2021, the Company acquired 1 movie  copyrights and 45 movie broadcast rights. We will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series. The Company plans to charge subscription fees to generate revenue once ABQQ.tv has at least 200 broadcast rights for movies and TV series.

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

Results of Operations

Revenues

Our total revenue reported for the six months ended February 28, 2021 was $153,600, compared with $294,743 for the six months ended February 29, 2020.

100% and 52% of revenue was generated from one customer during the six months ended February 28, 2021 and February 29, 2020, respectively.

The decrease in revenue for the six months ended February 28, 2021 over the six months ended February 29, 2020 is attributable to the shutdown of the performance matching platform (Ai Bian Quan Qiu). Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020.

Our cost of revenues was $454,927 for the six months ended February 28, 2021, as compared with $95,025 for the six months ended February 29, 2020.

As a result, we had gross loss of $301,327 for the six months ended February 28, 2021, as compared with gross profit of $199,718 for the six months ended February 29, 2020. The decrease in gross profit margin is largely due to the high cost of amortizing movie broadcast rights.

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

Net Loss

We incurred a net loss in the amount of $1,521,663 for the six months ended February 28, 2021, as compared with a net loss of 415,331 for the six months ended February 29, 2020.

Liquidity and Capital Resources

As of February 28, 2021, we had $491,981 in current assets consisting of cash, prepaid expenses, accounts receivable, related party receivables and other receivables. Our total current liabilities as of February 28, 2021 were $501,076. As a result, we had a working capital deficit of $9,905 as of February 28, 2021.

Operating activities used $3,291,897 in cash for the six months ended February 28, 2021, as compared with $46,718 provided in cash for the same period ended February 29, 2020. Our negative operating cash flow in 2021 was mainly the result of our net loss for the year combined with changes in movie and TV series broadcast rights and copyright. Our positive operating cash flow in 2020 was mainly the result of our net loss for the year combined with changes in long term prepayments.

Investing activities used $5,000 in cash for the six months ended February 28, 2021, as compared with $1,049,600 used for the six months ended February 29, 2020. Our negative investing cash flow for February 28, 2021 was mainly the result of the purchase of furniture and equipment. Our negative investing cash flow for February 29, 2020 was the result of proceeds from a note receivable collection.

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

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 19, 2022

By:	/s/ Vella Deng
Chief Financial Officer
January 19, 2022

