Form 10-Q/A
period 2021-05-31
AB INTERNATIONAL GROUP CORP.
filed 2022-01-19
CIK 1605331

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

EXPLANATORY NOTE.

AB International Group Corp. (the "Company"), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this "Amendment") to restate and amend the Company's previously issued condensed consolidated financial statements and related financial information for the three and nine months ended May 31, 2021, which was filed with the Securities and Exchange Commission on July 15, 2021 (the "Original Filing Date"). For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. This Form 10-Q/A speaks as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than those associated with the restatement of our condensed consolidated financial statements.

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

3

AB INTERNATIONAL GROUP

Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2021	2020
	(Unaudited) (Restated)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$67,195	$2,455,061
Prepaid expenses	2,000	11,024
Account receivable	—	137,700
Related party receivable	1,439	87,581
Due from shareholders	319,020	61,500
Interest receivable	—	26,240
Total Current Assets	389,654	2,779,106

Fixed assets, net	18,236	16,408
Leasehold improvement, net	48,769	85,345
Right of use lease assets, net	70,792	126,354
Intangible assets, net	3,374,648	175,000
Long-term prepayment	1,228,800	1,742,080
Other assets	16,440	18,427
TOTAL ASSETS	$5,147,339	$4,942,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$92,326	$359,475
Related party payable	289,400	5,504
Current portion of obligations under operating leases	71,362	73,664
Convertible note and derivative liability	—	438,921
Due to shareholder	258	476
Tax payable	—	56,750
Other payable	3,827	3,584
Total Current Liabilities	457,173	938,374

Obligations under operating leases, non-current	—	48,249
Total Liabilities	457,173	986,623

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	100	—
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	20	—
Series C preferred stock, 280,025 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	280	—
Series D preferred stock, 95 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	0	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 194,571,251 and 46,661,417 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	194,571	46,661
Additional paid-in capital	10,085,842	7,271,983
Accumulated deficit	(5,579,425)	(2,970,881)
Unearned shareholders' compensation	(11,223)	(391,666)
Total Stockholders’ Equity	4,690,166	3,956,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,147,339	$4,942,721

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2021	2020	2021	2020
	(Restated)		(Restated)

Revenue	$102,400	$371,543	$(51,200)	$76,800
Cost of revenue	(878,601)	(137,217)	(423,674)	(42,192)
Gross Profit	(776,201)	234,326	(474,874)	34,608

OPERATING EXPENSES
General and administrative expenses	(1,208,142)	(619,032)	(443,345)	(185,789)
Research and development expenses	—	(108,800)	—	(108,800)
Related party salary and wages	(258,837)	(138,685)	(74,500)	(49,833)
Total Operating Expenses	(1,466,979)	(866,517)	(517,845)	(344,422)

Loss From Operations	(2,243,180)	(632,191)	(992,719)	(309,814)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	—	—
Interest expense	(156,822)	(193,590)	(28,161)	(45,791)
Interest income	8	148,893	—	43,721
Preferred shares dividend expense	(7,009)	—	(7,009)	—
Gain/(Loss) from change in fair value	64,584	(54,316)	45,490	(3,990)
Loss from lease termination	(3,251)	—	—	—
Loss from prepaid convertible note	(232,797)	—	(104,482)	—
Loss from warrant termination	(12,343)	—	—	—
Loss from warrant exercise	(75,000)	—	—	—
Total other income (expenses)	(420,711)	(99,013)	(94,162)	(6,060)

Loss Before Income Tax Provision	(2,663,891)	(731,204)	(1,086,881)	(315,874)

Income tax benefit	55,347	—	—	—
Net loss from operations	(2,608,544)	(731,204)	(1,086,881)	(315,874)

NET LOSS	$(2,608,544)	$(731,204)	$(1,086,881)	$(315,874)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.15)	$(0.01)	$(0.07)
NET LOSS PER SHARE: DILUTED	$(0.01)	$(0.15)	$(0.01)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	174,927,364	4,822,016	174,927,364	4,822,016
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	174,927,364	4,972,792	174,927,364	4,972,792

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements of Changes Stockholders’ Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders’ Compensation	Total Equity

Balance - August 31, 2019	4,822,016	$4,822	—	$—	$6,520,980	$(1,452,020)	$(842,657)	$4,231,125

Common shares issued to officers for services	—	—	—	—	—	—	127,435	127,435
Warrant shares issued in conjunction with convertible notes	—	—	—	—	156,985	—	—	156,985
Net loss	—	—	—	—	—	(731,204)	—	(731,204)
Balance - May 31, 2020	4,822,016	$4,822	—	$—	$6,677,965	$(2,183,224)	$(715,222)	$3,784,340

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097

Common shares issued for cash	23,000,000	23,000	—	—	529,000	—	—	552,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,667	—
Put Shares issued for cash	20,276,633	20,277	—	—	1,215,862	—	—	1,236,139
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(11,223)	33,777
Common shares issued for consulting services	17,700,000	17,700	—	—	513,300	—	—	531,000
Preferred shares converted into common shares	3,880,152	3,880	—	—	173,043	—	—	176,923
Preferred shares series A issuance	—	—	100,000	100	—	—	—	100
Preferred shares series B issuance	—	—	20,000	20	319,980	—	—	320,000
Preferred shares series C issuance	—	—	280,025	280	243,220	—	—	243,500
Preferred shares series D issuance	—	—	95	0	73,077	—	—	73,077
Warrants termination and exercised	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(2,608,544)	—	(2,608,544)
Balance - May 31, 2021 - Restated	194,571,251	$194,571	400,120	$400	$10,085,842	$(5,579,425)	$(11,223)	$4,690,166

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP

Condensed Consolidated Statements Cash Flows

(Unaudited)

	Nine Months Ended May 31,
	2021	2020
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,608,544)	$(731,204)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	564,877	127,435
Depreciation of fixed asset	39,748	39,325
Amortization of intangible asset	853,001	88,731
Impairment of intangible asset	—	111,115
Loss/(gain) from change in fair value of derivatives	(64,584)	54,316
Loss/(gain) from lease termination	3,251	—
Loss/(gain) from warrant termination	12,343	—
Loss/(gain) from warrant exercise	75,000	—
Loss/(gain) prepaid convertible note	232,797	—
Interest expense	156,822	193,591
Non-cash note conversion fees	8,750	—
Non-cash lease expense	1,761	—
Changes in operating assets and liabilities:
Accounts receivable	137,700	(76,800)
Receivable on asset disposal	—	1,280,000
Interest receivable	26,240	(26,240)
Related party receivable	86,142	(52,588)
Prepaid expenses	9,024	231
Rent security & electricity deposit	1,987	—
Purchase of movie and TV series broadcast right and copyright	(3,539,369)	(1,011,200)
Accounts payable and accrued liabilities	(267,149)	(49,945)
Related party payable	283,896	—
Due to / from shareholders	(218)	826
Tax payable	(56,750)	(7,814)
Other payable	243	(157,824)
Net cash used in operating activities	(4,043,032)	(218,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(5,000)	—
Net cash used in investing activities	(5,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	344,352
Proceeds from common stock issuances	1,530,619	—
Proceeds from preferred share B issuances	320,000	—
Proceeds from preferred share C issuances	243,500	—
Proceeds from preferred share D issuances	250,000	—
Payments for warrant termination	(95,000)	—
Prepayments of convertible notes	(821,970)	—
Net cash provided by financing activities	1,660,166	344,352

Net increase (decrease) in cash and cash equivalents	(2,387,867)	126,307
Cash and cash equivalents - beginning of the quarter	2,455,061	1,564,750
Cash and cash equivalents - end of the quarter	67,195	1,691,057

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$137,766	$—
Issuance of warrants in conjunction with convertible notes	$—	$156,985
Convertible notes converted to common shares	$(183,752)	$—
Additions to ROU assets from operating lease liabilities	$27,421	$—
Common shares returned due to officer resignations	$(391,667)	$—
Preferred shares converted into common shares	$176,923	$—

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

On April 22, 2020, the Company has announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of May 31, 2021, the Company acquired 2  movie copyrights and 59 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

As of May 31, 2021, the Company had an accumulated deficit of approximately $5.6 million and a working capital deficit of approximately $68 thousand. For the nine months ended May 31, 2021, the Company incurred a net loss of approximately $2.6 million and the net cash used in operations was $4.0 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern through May 31, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At May 31, 2021 and 2020, there were no unrecognized tax benefits. Please see Note 15 for details.

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated balance sheet as of May 31, 2021:

	For the period ended May 31, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References

ASSETS
Current Assets
Cash and cash equivalents	67,195	—	67,195
Prepaid expenses	2,000	—	2,000
Account receivable	—	—	—
Related party receivable	658,961	(657,522)	1,439	a
Subscription receivable	319,020	—	319,020	b
Interest receivable	—	—	—
Other receivable	—	—	—
Total Current Assets	1,047,176	(657,522)	389,654

Fixed assets, net	18,236	—	18,236
Leasehold improvement, net	48,769	—	48,769
Right of use operating lease assets, net	70,792	—	70,792
Intangible assets, net	3,374,648	—	3,374,648
Long-term prepayment	1,228,800	—	1,228,800
Other assets	16,440	—	16,440
TOTAL ASSETS	5,804,861	(657,522)	5,147,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	97,830	(5,504)	92,326	c
Related party payable	—	289,400	289,400	c
Current portion of obligations under operating leases	71,362	—	71,362
Convertible note and derivative liability	—	—	—
Due to shareholder	258	—	258
Tax payable	—	—	—
Other payable	3,827	—	3,827
Dividend payable	—	—	—
Total Current Liabilities	173,277	283,896	457,173

Obligations under operating leases, non-current	—	—	—
Total Liabilities	173,277	283,896	457,173

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	100	—	100
Series B preferred stock, 20,000 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	20	—	20
Series C preferred stock, 280,025 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	280	—	280
Series D preferred stock, 95 and 0 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	—	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
194,571,251 and 46,661,417 shares issued and outstanding, as of May 31, 2021 and August 31, 2020, respectively	194,571	—	194,571
Additional paid-in capital	10,085,842	—	10,085,842
Accumulated deficit	(4,638,008)	(941,417)	(5,579,425)	a
Unearned shareholders' compensation	(11,223)	—	(11,223)
Total Stockholders’ Equity	5,631,583	(941,417)	4,690,166
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	5,804,860	(657,522)	5,147,339

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”)
b)	The balance sheet account "Due from shareholders" is renamed as "Subscription receivable"
c)	To bifurcate related party payable from account payable and accrued liabilities

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated statement of operations for the nine months ended May 31, 2021:

	For the nine months ended May 31, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References

Revenue	1,043,817	(941,417)	102,400	a
Cost of revenue	(878,601)	—	(878,601)
Gross Profit (Loss)	165,216	(941,417)	(776,201)

OPERATING EXPENSES
General and administrative expenses	(1,208,142)	—	(1,208,142)
Related party salary and wages	(258,837)	—	(258,837)
Total Operating Expenses	(1,466,979)	—	(1,466,979)

Loss From Operations	(1,301,763)	(941,417)	(2,243,180)

OTHER INCOME (EXPENSES)
Rent income	1,920	—	1,920
Interest expense	(156,822)	—	(156,822)
Interest income	8	—	8
Preferred shares dividend expense	(7,009)	—	(7,009)
Gain /(Loss) from change in fair value	64,584	—	64,584
Loss from lease termination	(3,251)	—	(3,251)
Loss from prepaid convertible note	(232,797)	—	(232,797)
Loss from warrant termination	(12,343)	—	(12,343)
Loss from warrant exercise	(75,000)	—	(75,000)
Total other income (expenses)	(420,711)	—	(420,711)

Loss Before Income Tax Provision	(1,722,474)	(941,417)	(2,663,891)

Income tax benefit	—	55,347	55,347	d
NET LOSS	(1,722,474)	(886,070)	(2,608,544)

NET LOSS PER SHARE: BASIC	(0.01)		(0.01)
NET LOSS PER SHARE: DILUTED	(0.01)		(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	174,927,364		174,927,364
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	174,927,364		174,927,364

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”)
b)	The balance sheet account "Due from shareholders" is renamed as "Subscription receivable"
c)	To bifurcate related party payable from account payable and accrued liabilities
d)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated statement of operations for the three months ended May 31, 2021:

	For the three months ended May 31, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References

Revenue	192,508	(243,708)	(51,200)	a
Cost of revenue	(423,674)	—	(423,674)
Gross Profit (Loss)	(231,166)	(243,708)	(474,874)

OPERATING EXPENSES
General and administrative expenses	(443,345)	—	(443,345)
Related party salary and wages	(74,500)	—	(74,500)
Total Operating Expenses	(517,845)	—	(517,845)

Loss From Operations	(749,011)	(243,708)	(992,719)

OTHER INCOME (EXPENSES)
Rent income	—	—	—
Interest expense	(28,161)	—	(28,161)
Interest income	0	—	0
Preferred shares dividend expense	(7,009)	—	(7,009)
Gain /(Loss) from change in fair value	45,490	—	45,490
Loss from lease termination	—	—	—
Loss from prepaid convertible note	(104,482)	—	(104,482)
Loss from warrant termination	—	—	—
Loss from warrant exercise	—	—	—
Total other income (expenses)	(94,162)	—	(94,162)

Loss Before Income Tax Provision	(843,173)	(243,708)	(1,086,881)

Income tax benefit	—	—	—
NET LOSS	(843,173)	(243,708)	(1,086,881)

NET LOSS PER SHARE: BASIC	(0.00)	(0.00)	(0.01)
NET LOSS PER SHARE: DILUTED	(0.00)	(0.00)	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	174,927,364	—	174,927,364
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	174,927,364	—	174,927,364

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”)
b)	The balance sheet account "Due from shareholders" is renamed as "Subscription receivable"
c)	To bifurcate related party payable from account payable and accrued liabilities
d)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.

The following table presents the effect of the Restatement Items and Other Adjustments, on the Company’s condensed consolidated statement of cash flows for the nine months ended May 31, 2021:

	For the nine months ended May 31, 2021
	As previously filed	Restatement Adjustments	As Restated	Restatement References
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,722,474)	(886,070)	(2,608,544)	a, d
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	564,877	—	564,877
Depreciation of fixed asset	39,748	—	39,748
Amortization of intangible asset	853,001	—	853,001
Impairment of intangible asset	—	—	—
Loss/(gain) from change in fair value of derivatives	(64,584)	—	(64,584)
Loss/(gain) from lease termination	3,251	—	3,251
Loss/(gain) from warrant termination	12,343	—	12,343
Loss/(gain) from warrant exercise	75,000	—	75,000
Loss/(gain) prepaid convertible notes	232,797	—	232,797
Non-cash interest for convertible notes	156,822	—	156,822
Non-cash note conversion fees	8,750	—	8,750
Non-cash lease expense	1,761	—	1,761
Changes in operating assets and liabilities:			—
Accounts receivable	137,700	—	137,700
Receivable on asset disposal	—	—	—
Interest receivable	26,240	—	26,240
Related party receivable	(571,380)	657,522	86,142	a
Prepaid expenses	9,024	—	9,024
Rent security & electricity deposit	1,987	—	1,987
Long-term prepayment	513,280	(513,280)	—	e
Purchase of movie and TV series broadcast right and copyright	0	(3,539,369)	(3,539,369)	e
Accounts payable and accrued liabilities	(267,149)	—	(267,149)	c
Related party payable	—	283,896	283,896	a, c
Due to / from shareholders	(218)	—	(218)
Tax payable	(1,403)	(55,347)	(56,750)	d
Other payable	243	—	243
Net cash provided by / (used in) operating activities	9,616	(4,052,649)	(4,043,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds collected from note receivable	—
Purchase of movie and TV series broadcast right and copyright	(4,052,649)	4,052,649	—	e
Purchase of furniture and equipment	(5,000)	—	(5,000)
Net cash used in investing activities	(4,057,649)	4,052,649	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	233,017	—	233,017
Proceeds from common stock issuances	1,530,619	—	1,530,619
Proceeds from preferred share B issuances	320,000	—	320,000
Proceeds from preferred share C issuances	243,500	—	243,500
Proceeds from preferred share D issuances	250,000	0	250,000
Payments for warrant termination	(95,000)	—	(95,000)
Prepayments of convertible notes	(821,970)	—	(821,970)
Net cash provided by financing activities	1,660,166	0	1,660,166

Net increase (decrease) in cash and cash equivalents	(2,387,867)	0	(2,387,866)
Cash and cash equivalents - beginning of the quarter	2,455,061	—	2,455,061
Cash and cash equivalents - end of the quarter	67,195	0	67,195

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	137,766	—	137,766
Convertible notes converted to common shares	(183,752)	—	(183,752)
Additions to ROU assets from operating lease liabilities	27,421	—	27,421
Common shares returned due to officer resignations	(391,667)	—	(391,667)
Preferred shares converted into common shares	3,880	173,043	176,923	f

a)	To reverse the revenue recognized from the movie box office revenue in China for the movie “Love over the World” (Chinese name “Ai Bian Quan Qiu”)
b)	The balance sheet account "Due from shareholders" is renamed as "Subscription receivable"
c)	To bifurcate related party payable from account payable and accrued liabilities
d)	To recognize retained earning adjustment in the current year income statement as the balance is immaterial. As the Company applied the calendar year to its tax return and the calendar year 2017 had a net loss, $55,347 income tax expense booked in 2017 was reversed.
e)	To relcass the cash used to purchase movie and TV series broadcast rights and copyrights from the investing cash flow to the operating cash flow and combine the changes in long-term prepayment and intangible assets into one line of "Purchase of movie and TV series broadcast right and copyright" under the operating cash flow
f)	To corrrect the value of preferred shares converted into common shares

NOTE 4 – PREPAID EXPENSES

Prepaid expense was $2,000 and $11,024 as of May 31, 2021 and August 31, 2020, respectively. Prepaid expense as of May 31, 2021 primarily includes $2,000 prepayment of OTC market annual fee.

NOTE 5 – DUE FROM SHAREHOLDERS

Due from shareholders are proceeds not yet collected from the shareholders for issuance of common stocks. As of May 31, 2021, the due from shareholders balance of $319,020 includes $77,856 for the issuance of 2 million shares to Kangdi Liu and $241,164 for the issuance of 2.7 million Put shares to Peak One Opportunity Fund LP,

NOTE 6 – FIXED ASSETS AND LEASEHOLD IMPROVEMENT

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

The depreciation expense was $39,748  and $39,325 for the nine months ended May 31, 2021 and 2020, respectively.

	May 31, 2021	August 31, 2020
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	20,974
Total cost	172,278	167,278
Accumulated depreciation	(105,273)	(65,525)
Property and equipment, net	$67,005	$101,753

NOTE 7 – INTANGIBLE ASSETS

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

The estimated amortization expense for each of the two succeeding years is as follows. The intangible assets as of May 31, 2021 will be fully amortized in the fiscal year of 2023.

Periods ending May 31,	Amortization expense
2022	$2,126,324
2023	$1,248,324

NOTE 8 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	May 31, 2021	August 31, 2020
Right-to-use gross asset	$223,237	$228,510
Less: accumulated amortization	(152,445)	(102,156)
Right-to-use asset, net	$70,792	$126,354

The estimated amortization expenses for each of the two succeeding years is as follows:

Year ending May 31,	Amortization expense
2021	$70,792
Total	$70,792

NOTE 9 – LONG-TERM PREPAYMENT

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

As of May 31, 2021, the long-term prepayment balance of $1,228,800 relates to four copyrights for movies and TV series as below:

•	In November 2019, the Company acquired two broadcast rights for online streaming at a price of $256,000 for “Lushang” (English name: “On the Way”) and $115,200 for “Qi Qing Kuai Che” (English name: “Confusion”). “Lushang” broadcast right permits online streaming globally, whereas “Qi Qing kuai Che” only allows online streaming outside China. Both of them have been fully paid. As these two movies have not yet been approved for screening by the Chinese government, the balances were recorded as long-term prepayment.

•	In June 2020, the Company acquired broadcast rights for a TV series of “If time could stop at the moment when we first met” and a movie of “Huafeng” at a price of $640,000 and $422,420, respectively. These broadcast rights are both for online streaming globally. As of May 31, 2021, $435,200 and $422,400 has been paid and recorded as long-term prepayment for “If time could stop at the moment when we first met” and “Huafeng”, respectively.

•	In January 2021, the Company acquired a movie copyright” Kai Shi Er Yi” (English name: “Our Treasures”) at a price of $936,960. As of May 31, 2021, $603,315 has been paid and recorded as long-term prepayment for “Kai Shi Er Yi”.

NOTE 10 – CONVERTIBLE NOTES

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

NOTE 11 – WARRANTS

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

NOTE 12 – FAIR VALUE MEASUREMENTS

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

NOTE 13– RELATED PARTY TRANSACTIONS

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

The Company rented an office from Zestv Studios Ltd., owned by the Chief Executive Officer Chiyuan Deng. On December 1, 2020, the Company entered an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie Love over the world and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. The Company will refund ZESTV STUDIOS LIMITED the movie royalties. As of May 31, 2021, the Company incurred related party payable of $5,504 for the office rent and $283,896 of refund for the movie royalties revenue net of the movie distribution commission fee to ZESTV STUDIOS LIMITED.

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

NOTE 14 – STOCKHOLDERS’ EQUITY

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

NOTE 15 – INCOME TAXES

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

NOTE 16 – CONCENTRATION RISK

100% and 62% of revenue was generated from one customer during the nine months ended May 31, 2021 and May 31, 2020, respectively.

100% of the account receivable balance was due from one customer as of May 31, 2021 and August 31, 2020.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – SUBSEQUENT EVENTS

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

On April 22, 2020, the Company announced the first phase development of a video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. ABQQ.tv is expected to generate a new and profitable revenue stream derived from its hybrid subscription and advertising business model. We launched the video streaming service at the end of 2020 and the service now features Chinese movies, television shows and drama series with unique content and exclusive to the Company. We launched the video streaming website of www.ABQQ.tv on December 29, 2020. As of May 31, 2021, the Company acquired 2 movie copyrights and 59 movie broadcast rights . We will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series. The Company plans to charge subscription fees to generate revenue once ABQQ.tv has at least 200 broadcast rights for movies and TV series.

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

Results of Operations

Revenues

Our total revenue reported for the nine months ended May 31, 2021 was $102,400, compared with $371,543 for the nine months ended May 31, 2020.

The decrease in revenue for the nine months ended May 31, 2021 over the nine months ended May 31, 2020 is mainly attributable to the shutdown of the performance matching platform (Ai Bian Quan Qiu). Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020.

100% and 62% of revenue was generated from one customer during the nine months ended May 31, 2021 and May 31, 2020, respectively.

Our cost of revenues was $878,601for the nine months ended May 31, 2021, as compared with $137,217 for the nine months ended May 31, 2020. Most of the increase in cost of revenues for the nine months ended May 31, 2021 was the result of amortizing movie broadcast rights, not present in the same period 2020.

As a result, we had gross loss of $776,201 for the nine months ended May 31, 2021, as compared with gross profit of $234,326 for the nine months ended May 31, 2020. The decrease in gross profit margin for the nine months ended May 31, 2021 is largely due to the high cost of amortizing movie broadcast rights.

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

 Net Loss

We incurred a net loss in the amount of $2,608,544 for the nine months ended May 31, 2021, as compared with a net loss of 731,204 for the nine months ended May 31, 2020.

Liquidity and Capital Resources

As of May 31, 2021, we had $389,654 in current assets consisting of cash, prepaid expenses, related party receivables and amounts due from shareholders. Our total current liabilities as of May 31, 2021 were $457,173. As a result, we had a working capital deficit of $67,519 as of May 31, 2021 as compared with $1,840,732 as of August 31, 2020.

Operating activities used $4,043,032 in cash for the nine months ended May 31, 2021, as compared with $218,046 used in cash for the same period ended May 31, 2020. . Our negative operating cash flow in 2021 was mainly the result of our net loss for the year combined with changes in movie and TV series broadcast rights and copyright. Our negative operating cash flow in 2020 was mainly the result of our net loss for the year combined with changes in long term prepayments.

Investing activities used $5,000 in cash for the nine months ended May 31, 2021, as compared with $0 used for the nine months ended May 31, 2020. Our negative investing cash flow for May 31, 2021 was mainly the result of the purchase of furniture and equipment.

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

