Form 10-Q
period 2021-11-30
AB INTERNATIONAL GROUP CORP.
filed 2022-01-20
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2021
☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 245,819,173 common shares as of January 19, 2022

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of November 30, 2021 (unaudited) and August 31, 2021 (audited);
F-2	Condensed Consolidated Statements of Operations for the three months ended November 30, 2021 and November 30, 2020 (unaudited);
F-3	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 30, 2021 and November 30, 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2021 and November 30, 2020 (unaudited); and
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

AB INTERNATIONAL GROUP

Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2021	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$170,668	$132,253
Prepaid expenses	24,478	13,566
Account receivable	—	—
Related party receivable	1,439	1,439
Subscription receivable	—	87,239
Interest receivable	—	—
Other receivable	1,184,385	644,785
Total Current Assets	1,380,971	879,282

Fixed assets, net	16,020	17,128
Leasehold improvement, net	24,385	36,577
Right of use operating lease assets, net	1,076,679	47,827
Intangible assets, net	3,312,238	3,998,805
Long-term prepayment	883,200	761,600
Other assets	45,240	16,508
TOTAL ASSETS	$6,738,733	$5,757,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$129,080	$118,283
Related party payable	916,922	933,434
Current portion of obligations under operating leases	166,834	48,226
Convertible note and derivative liability	—	—
Due to shareholder	2,870	2,347
Tax payable	—	—
Other payable	392,947	3,827
Dividend payable	3,345	1,834
Total Current Liabilities	1,611,998	1,107,951

Obligations under operating leases, non-current	944,527	—
Total Liabilities	2,556,525	1,107,951

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;	—	—
Series A preferred stock, 100,000 shares issued and outstanding, as of November 30, 2021 and August 31, 2021	100	100
Series B preferred stock, 20,000 shares issued and outstanding, as of November 30, 2021 and August 31, 2021	20	20
Series C preferred stock, 332,625 and 0 shares issued and outstanding, as of November 30, 2021 and August 31, 2021, respectively	333	—
Series D preferred stock, 78 and 0 shares issued and outstanding, as of November 30, 2021 and August 31, 2021, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 235,236,589 and 226,589,735 shares issued and outstanding, as of November 30, 2021 and August 31, 2021, respectively	235,237	226,590
Additional paid-in capital	11,581,264	11,009,517
Accumulated deficit	(7,631,023)	(6,578,978
Unearned shareholders’ compensation	(3,723)	(7,473)
Total Stockholders’ Equity	4,182,207	4,649,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,738,733	$5,757,727

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020

Revenue	$—	$76,800
Cost of revenue	(686,567)	(156,086)
Gross Profit (Loss)	(686,567)	(79,286)

OPERATING EXPENSES
General and administrative expenses	(308,966)	(231,146)
Research and development expenses	—	—
Related party salary and wages	(55,000)	(6,350)
Total Operating Expenses	(363,967)	(237,496)

Loss From Operations	(1,050,534)	(316,782)

OTHER INCOME (EXPENSES)
Interest expense, net	—	(81,750)
Preferred shares dividend expense	(1,511)	—
Gain (Loss) from change in fair value	—	(98,787)
Loss from lease termination	—	(3,251)
Loss from warrant termination	—	(12,343)
Loss from warrant exercise	—	(12,540)
Total Other Expenses	(1,511)	(208,672)

Loss Before Income Tax Provision	(1,052,045)	(525,454)

Income tax provision	—	—
NET LOSS	$(1,052,045)	$(525,454)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.01)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	231,884,710	93,965,474
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	231,884,710	143,576,929

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital		Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$	(2,970,880)	$(391,667)	$3,956,097
Common shares issued for cash at$0.015312 or $0.014256 per share	5,470,000	5,470	—	—	75,398		—	—	80,868
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347		—	—	183,753
Common shares issued from warrant exercises	47,070,294	47,070	—	—	28,236		—	—	75,306
Series A Preferred Shares issued	—	—	100,000	100	—		—	—	100
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)		—	391,667	—
Warrants termination and Exercised	—	—	—	—	(145,423)		—	—	(145,423)
Net loss	—	—	—	—	—		(525,454)	—	(525,454)
Balance - November 30, 2020	124,346,838	$124,347	100,000	$100	$6,997,136		$(3,496,335)	$—	$3,625,248

Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517		$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	5,500,000	5,500	—	—	133,276		—	—	138,776
Preferred shares series C issuance	—	—	332,625	333	288,617		—	—	288,950
Preferred shares series D issuance	—	—	153	—	153,000		—	—	153,000
Preferred shares and dividend shares converted into common shares	3,146,854	3,147	(75)	(0)	(3,147)		—	—	—
Common shares issued to officers for services	—	—	—	—	—		—	3,750	3,750
Net loss	—	—	—	—	—		(1,052,045)	—	(1,052,045)
Balance - November 30, 2021	235,236,589	$235,237	452,703	$453	$11,581,264		$(7,631,023)	$(3,723)	$4,182,207

  The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,052,045)	$(525,454)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	3,750	100
Depreciation of fixed asset	13,300	13,148
Amortization of intangible asset	686,567	140,726
Loss/(gain) from change in fair value of derivatives	—	98,787
Loss/(gain) from lease termination	—	3,251
Loss/(gain) from warrant termination	—	12,343
Loss/(gain) from warrant exercise	—	12,540
Non-cash interest for convertible notes	—	81,755
Non-cash note conversion fees	—	8,750
Non-cash dividend expense for preferred shares	1,511	—
Non-cash lease expense	34,284	1,190
Changes in operating assets and liabilities:
Accounts receivable	—	86,362
Receivable on asset disposal	—	—
Interest receivable	—	26,240
Related party receivable	—	86,142
Other receivable	(539,600)	—
Prepaid expenses	(10,912)	3,024
Rent security & electricity deposit	(28,733)	3,533
Purchase of movie and TV series broadcast right and copyright	(121,600)	(1,621,333)
Accounts payable and accrued liabilities	10,797	(237,344)
Related party payable	(16,512)	—
Due to / from shareholders	523	61,024
Other payable	389,120	243
Net cash used in operating activities	(629,550)	(1,744,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(5,000)
Net cash provided by /(used in) investing activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	233,017
Proceeds from common stock issuances	226,015	80,868
Proceeds from preferred share C issuances	288,950	—
Proceeds from preferred share D issuances	153,000	—
Net cash provided by financing activities	667,965	313,885

Net increase (decrease) in cash and cash equivalents	38,415	(1,436,088)
Cash and cash equivalents –beginning of the quarter	132,253	2,455,061
Cash and cash equivalents – end of the quarter	170,668	1,018,974

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$—	$(75,306)
Convertible notes converted to common shares	$—	$(183,752)
Additions to ROU assets from operating lease liabilities	$1,080,156	$20,038
Common shares returned due to officer resignations	$—	$(391,666)
Preferred shares converted into common shares	$75,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and August 31, 2020

(Unaudited)

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

As of November 30, 2021, the Company had an accumulated deficit of approximately $7.63 million and a working capital deficit of $231,027. For the three months ended November 30, 2021, the Company incurred a net loss of approximately $1 million and the net cash used in operations was $629,550. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern through November 30, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Account Receivable

Account receivable consisted of amounts due from Anyone Pictures Limited for the sub-licensing fee revenue. Amount receivable balances are recorded at the invoiced amount and do not bear interest. As the sublicensing agreement with Anyone Picture was terminated in January, 2021, there was no account receivable balance as of November 30, 2021 or August 31, 2021. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. No amount for bad debt expense was recorded by the Company during the three months ended November 30, 2021 and August 31, 2021, and no write-offs for bad debt were recorded for the three months ended November 30, 2021 and November 30, 2020.

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

Impairment losses are included in the general and administrative expense. There was no impairment loss during the three months ended November 30, 2021 and the year ended August 31, 2021.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At November 30, 2021 and 2020, there were no unrecognized tax benefits. Please see Note 14 for details.

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

The Company has prepaid all the remaining convertible notes and exercised all the warrants as of November 30, 2021. As such, 0 potentially diluted shares were from convertible notes and warrants as of November 30, 2021, whereas 45,230,142 potentially diluted shares were from convertible notes and 4,381,313 potentially diluted shares were from warrants as of November 30, 2020.

Diluted shares NOT included in basic loss per share computation	As of November 30,
	2021	2020
Warrants	—	4,381,313
Convertible notes	—	45,230,142

Recent Accounting Pronouncements

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $24,478 and $13,566 as of November 30, 2021 and August 31, 2021, respectively. Prepaid expense as of November 30, 2021 primarily includes $15,145 prepayment of rents.

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the shareholders for issuance of common stock. As of November 30, 2021, the company has no Subscription receivable. As of August 31, 2021, the subscription receivable balance of $87,239 was cash to be collected from 3 million Put shares to Peak One Opportunity Fund LP

NOTE 5 – FIXED ASSETS AND LEASEHOLD IMPROVEMENT

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

The depreciation expense was $13,300 and $13,148 for three months November 31, 2021 and November 30, 2020, respectively.

	November 30, 2021	August 31, 2021
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(131,873)	(118,573)
Property and equipment, net	$40,405	$53,705

NOTE 6 – INTANGIBLE ASSETS

As of November 30, 2021 and August 31, 2021, the balance of intangible assets are as follows;

	November 30, 2021	August 31, 2021
Patent	$500,000	$500,000
Movie copyrights - Love over the world	853,333	853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - Huafeng	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie and TV series broadcast rights	2,439,840	2,439,840
Total cost	5,792,533	5,792,533
Less: Accumulated amortization	(2,480,295)	(1,793,728)
Intangible asset, net	$3,312,238	$3,998,805

Intangible assets include 1) a patent obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment, 2) copyrights for the movie “Love over the world”, “Huafeng”, “Our treasures” and the sitcom “Chujian”, and 3) broadcast rights for fifty nine movie and TV series. The amortization expense for three months ended November 30, 2021 and November 30, 2020 was $686,567 and $140,726, respectively.

The estimated amortization expense for each of the two succeeding years is as follows. The intangible assets as of November 30, 2021 will be fully amortized in the fiscal year of 2023.

Year ending November 30,	Amortization expense
2022	$2,580,541
2023	$731,697

NOTE 7 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	November 30, 2021	August 31, 2021
Right-to-use gross asset	$1,303,393	$223,237
Less: accumulated amortization	(226,714)	(175,410)
Right-to-use asset, net	$1,076,679	$47,827

The estimated amortization expenses for succeeding years is as follows:

Year ending November 30,	Amortization expense
2022	$229,675
2023	200,970
2024	202,235
2025	203,854
2026	205,525
2027	34,420
Total lease payments	$1,076,679

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

As of November 30, 2021, the long-term prepayment balance of $883,200 relates to movie copyrights and broadcast rights for movies as below:

•	In November 2019, the Company acquired a broadcast right of “Lushang” (English name: “On the Way”) from All In One Media Ltd for online streaming at a price of $256,000. This broadcast right permits online streaming globally and has been fully paid. As “Lushang” has not yet been approved for screening by the Chinese government, the payment of $256,000 was recorded as long-term prepayment

•	In November 2019, the Company acquired a broadcast right of “Qi Qing Kuai Che” (English name: “Confusion”) from All In One Media Ltd for online streaming at a price of $115,200. This broadcast right only allows online streaming outside China. In July 2021, the Company acquired the full movie copyright for both domestic and overseas with an additional cost of $908,800, and the total price is $1,024,000. As of November 30, 2021, $627,200 has been paid. As this movie has not yet been fully paid or approved for screening by the Chinese government, the total payment of $627,200 was recorded as long-term prepayment.

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

1. The balance is the total of Crown Bridge Tranche I and Tranche II

The Holders converted convertible notes to common shares during the year ended August 31, 2021 as detailed below:

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

As of November 30, 2021, the Company exercised the following warrant shares to acquire common shares via cashless exercises as below:

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

A summary of the status of the Company’s warrants as of November 30, 2021 is presented below. The number of shares is adjusted in accordance with the anti-dilution adjustment and equals the original number of warrant shares times the original exercise prices divided by based prices. Base price is either the note conversion price or the share issuance price used by the Company while the warrants are outstanding.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2020	793,920	68,163,661
Warrants granted	—	—
Exercised, forfeited or expired	(793,920)	(68,163,661)
Outstanding as of November 30, 2021	—	—
Exercisable as of November 30, 2021	—	—

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at November 30, 2021 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of November 30, 2021 are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at November 30, 2021
Derivative liabilities	$—	$—	$—	$—

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,371
Increase from note issuances	—
Decrease from note prepayment	(136,321)
Changes in the fair value	18,439
Decrease from note prepayment	(45,490)
Fair value at November 30, 2021	$—

NOTE 12– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of November 30, 2021 and August 31, 2021, there are no such related party transactions.

Youall Perform Services Ltd, owned by the son of the Company’s Chief Executive Offer and the Company’s former Secretary and Treasurer Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January, 2020. For the three months ended November 30, 2021 and 2020, the Company recognized revenue of $0 and $0 from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $1,439 and $1,439 as of the three months ended November 30, 2021 and 2020, respectively.

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

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the three months ended November 30, 2021 and November 30, 2020 are $0 and $15,360, respectively. In January, 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December, 2020 given there has been no sublicensing royalty revenue generated from the patent. Once the Company finds another company to sublicense the patent, it will generate royalty revenue and pay royalty expense again.

The Company rented an office from ZESTV STUDIOS LIMITED, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng. On December 1, 2020, the Company entered an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie “Love over the world” and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. The Company will refund ZESTV STUDIOS LIMITED the movie royalties. As of November 30, 2021, the Company incurred related party payable of $916,922 of refund for the movie royalties revenue net of the movie distribution commission fee to ZESTV STUDIOS LIMITED.

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

During the three months ended November, 2021, the Company paid the total salary of $51,250 in cash and $3,750 in stock-based compensation.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company has 235,236,589 and 226,589,735 common shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively. These common shares were held by approximately 537 and 559 shareholders of record at November 30, 2021 and August 31, 2021, respectively. The Company has 100,000 series A preferred shares issued and outstanding as of both November 30, 2021 and August 31, 2021. The Company has 20,000 series B preferred shares issued and outstanding as of both November 30, 2021 and August 31, 2021.  The Company has 332,625 and 0 series C preferred shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively. The Company has 78 and 0 series D preferred shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively.

The Company has the following equity activities during the three months ended November 30, 2021:

Common shares

•	The Company issued 5,500,000 shares of put shares for cash at $0.02288, and $0.02719 per share.

•	The Company issued 3,146,854 of common shares from preferred shares series D conversion.

Preferred shares

On September 3, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby the investor purchased from the Company 234,300 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $203,500. The closing occurred on September 3, 2021. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $184,000.

On October 21, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 98,325 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $85,450. The closing occurred on October 21, 2021. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $75,368.

For the Securities Purchase Agreement dated March 10, 2021 entered between the Company and the accredited investor GHS Investments, LLC (the “Investor”), the Company will issue up to 5,075 shares of Series D Convertible Preferred Stock of the Company (the “Series D Preferred Stock”) to GHS Investments, LLC with a purchase price of $1,000 per share. During the quarter ended November 30, 2021, the Company issued 153 shares of series D preferred stock to the investor for the purchase price of $153,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $140,760.

Warrant shares

•	The Company canceled 9,720 warrant shares with Crown Bridge and 4,200 warrant shares with Armanda Partners in November, 2020.

NOTE 14 – INCOME TAXES

Components of net deferred tax assets, including a valuation allowance, are as follows as of November 30, 2021 and August 31, 2021

	November 30, 2021	August 31, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$945,638	$871,681
Less: valuation allowance	(945,638)	(871,681)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $945,638 as of November 30, 2021 and $871,681 as of August 31, 2021. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2021 and August 31, 2021

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2021 and November 30, 2020:

	Three months ended
	November 30, 2021,
	2021	2020
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited is registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the three months ended November, 2021 and November 30, 2020, the Company and its subsidiary have incurred a consolidated loss of $(1,052,045) and $(525,454), respectively. As a result, the Company and its subsidiary did not incur any income tax during the three months ended November 30, 2021 and November 30, 2020.

NOTE 15 – CONCENTRATION RISK

100% of revenue was generated from one customer during the three months ended November 30, 2020.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating lease

As of November 30, 2021, the Company leases office premises in Hong Kong, an office in New York city, and an office in Singapore under non-cancelable operating lease agreements with an option to renew these leases. On November 22, 2020, the Company closed down a display store and terminated its lease, which has an original term from February 23, 2019 to February 22, 2022, as a result of the COVID-19 impact and uncertainties of the economy in Hong Kong. The cash lease expense for the years ended November 30, 2021 and November 30, 2020 was $23,808 and $26,681, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $1,111,363 as of November 30, 2021.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $1,111,361 lease expenses for the year ended November 30, 2021, including both cash and non-cash lease expenses.

	As of November 30, 2021	As of August 31, 2021
Total Lease Payments	$1,132,824	$48,822
Less: imputed interest	$(21,463)	$(596)
Present value of lease liabilities	$1,111,361	$48,226
Current portion of obligations under operating leases	$166,834	$48,226
Obligations under operating leases, non-current	$944,527	$0

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2021 to the date these financial statements were issued.

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

Issuance of Common Stock:

On December 14, 2021, the Company received $21,840 for the issuance of 1,800,000 shares. On January 18, 2022, the Company received $41,558 for the issuance of 3,000,000 shares. Also on January 18, 2022, the Company issued 5,521,473 shares for the conversion of Series D preferred stock.

NFT Movie and Music Market (NFT MMM) Development and Maintenance Contract:

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

Cancellation of Acquiring a Movie Copyright:

The Company acquired a movie copyright of “Too Simple” from Guang Dong Honor Pictures Ltd in July 2021 at a price of $1,271,680, which was to be paid in installments. As of November 30, 2021 and August 31, 2021, $1,184,385 and $644,785 was paid and recorded in long-term prepayment. On December 31, 2021, the Company entered into a termination contract with Guang Dong Honor Pictures Ltd to cancel the purchase of this movie copyright and will receive a full refund before May 31, 2022. Therefore, the Company has reclassified these amounts from long-term prepayment to other receivable on the balance sheet.

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of November 30, 2021, the Company acquired 59 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

On October 21, 2021, the Company entered into a Lease Agreement (the “Lease”) with Martabano Realty Corp. (the “Landlord”), pursuant to which the Company agreed to lease approximately 8,375 square feet of in what is known as the Mt. Kisco Theatre at 144 Main Street, Mount Kisco, New York. The term of the Lease is five years. Commencing in month four, the Company's monthly base rent obligation will be approximately $6,979, which amount will increase in year three to $13,260, year four at $13,658 and the final year at $14,067 in accordance with the terms of the Lease. The Lease contains customary provisions for real property leases of this type, including provisions allowing the Landlord to terminate the Lease upon a default by the Company.

The space was formerly used as a theatre with a total of 5 screens and 466 sets for screening films. The former theatre opened on December 21, 1962 with Hayley Mills in “In Search of the Castaways.” It was a replacement for the town’s other movie theatre that burned down. It was later twinned and further divided into 5 screens. It was operated for years by Lesser Theaters, then bought by Clearview Cinemas. In June, 2013 it was taken over by Bow-Tie Cinemas when they took most Clearview locations. It lasted until March, 2020 when it was closed by the Covid-19 pandemic. It was announced in September 2020 that the closure would be permanent. The Company intends to continue to use the space as a theatre with a total of 5 screens and 466 sets for screening films. It’s the first theatre of ABQQ Cinemas in America as the new business line of the Company.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2021 was $0, compared with $76,800 for the three months ended November 30, 2020.

The decrease in revenue for the three months ended November 30, 2021 over the three months ended November 30, 2020 is mainly attributable to lack of any movie box-office revenue for the current period, where in 2020, we achieved revenue of $76,800 from the movie “Ai Bian Quan Qiu.”

100% of revenue was generated from one customer during the three months ended November 30, 2020.

Our cost of revenues was $686,567 for the three months ended November 30, 2021, as compared with $156,086 for the three months ended November 30, 2020. Most of the increase in cost of revenues for the three months ended November 30, 2021 was the result of amortizing movie broadcast rights, not present in the same period 2020.

As a result, we had a gross loss of $686,567 for the three months ended November 30, 2021, as compared with a gross loss of $79,286 for the three months ended November 30, 2020. The decrease in gross profit margin for the three months ended November 30, 2021 is largely to the high cost of amortizing movie broadcast rights combined with a lack of revenue.

We hope to generate increased revenues for the balance of the fiscal year with continued box office revenue of Our Treasures, as well as achieving enough customers to start subscriptions for ABQQ.tv

Operating Expenses

Operating expenses increased to $363,967 for the three months ended November 30, 2021 from $237,496 for the three months ended November 30, 2020.

Our operating expenses for three months ended November 30, 2021 consisted of general and administrative expenses of $308,966 and related party salary and wages of $55,000. In contrast, our operating expenses for the three months ended November 30, 2020 consisted of general and administrative expenses of $231,146 and related party salary and wages of $6,350.

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

Other Expenses

We had other expenses of $1,511 for the three months ended November 30, 2021, as compared with other expenses of $208,672 for the three months ended November 30, 2020. Our other expenses in 2021 were mainly the result of preferred share dividend expense. Our other expenses in 2020 were mainly the result of interest expense and loss from the change in fair value.

 Net Loss

We incurred a net loss in the amount of $1,052,045 for the three months ended November 30, 2021, as compared with a net loss of $525,453 for the three months ended November 30, 2020.

Liquidity and Capital Resources

As of November 30, 2021, we had $1,380,971 in current assets consisting of cash, prepaid expenses, related party receivables and amounts due from shareholders. Our total current liabilities as of November 30, 2021 were $1,611,998. As a result, we have a working capital deficit of $231,027 as of November 30, 2021 as compared with $228,669 as of August 31, 2021.

Operating activities used $629,550 in cash for the three months ended November 30, 2021, as compared with $1,744,973 used in cash for the same period ended November 30, 2020. Our negative operating cash flow in 2021 was mainly the result of our net loss for the quarter combined with operating changes in receivables. Our negative operating cash flow in 2020 was mainly the result of our net loss for the quarter combined with operating changes in accounts payable and accrued liabilities, and from related party payables.

Investing activities used $0 in cash for the three months ended November 30, 2021, as compared with $5,000 used for the three months ended November 30, 2020. We have zero investing cash flow for November 30, 2021. Our negative investing cash flow for November 30, 2020 was mainly the result of the purchase of movie and TV series rights.

Financing activities provided $667,965 for the three months ended November 30, 2021, as compared with $313,885 provided in financing activities for the three months ended November 30, 2020. Our positive financing cash flow for November 30, 2021 was the result of proceeds from sales of our common stock and preferred stock. Our positive financing cash flow for November 30, 2020 was the result of proceeds from convertible notes and sales of our common stock.

The company has discussed selling the mainland China broadcast right of 3 movies (“Love over the world”, “Our treasures”, “Confusion”) (the Company is anticipating to sign a contract by the end of February 2022). The Company is also contemplating selling all other mainland China broadcast rights of all films owned by the Company due to restrictions on the Company in accessing the royalties earned on mainland China. The company plans to continue to own all other copyrights & broadcast rights.

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

Off Balance Sheet Arrangements

As of November 30, 2021, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on January 12, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has the following equity activities during the three months ended November 30, 2021:

Common shares

The Company issued 5,500,000 shares of put shares for cash at $0.02288 and $0.02719 per share

The Company issued 3,146,854 of common shares from preferred shares series D conversions

Preferred shares

On September 3, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby the investor purchased from the Company 234,300 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $203,500.

On October 21, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 98,325 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $85,450.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 20, 2022

By:	/s/ Vella Deng
Chief Financial Officer
January 20, 2022

