Form 10-Q
period 2022-02-28
AB INTERNATIONAL GROUP CORP.
filed 2022-06-01
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2022
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
[ ] Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 328,103,030 common shares as of May 30, 2022.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2022 and August 31, 2021 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended February 28, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Changes in StockShareholders’ Equity for the period for three and six months ended February 28, 2022 and 2021 (unaudited).
F-4	Consolidated Statements of Cash Flows for the six months ended February 28, 2022 and 2021 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

3

AB INTERNATIONAL GROUP

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$131,654	$132,253
Prepaid expenses	24,478	13,566
Related party receivable	—	1,439
Subscription receivable	25,300	87,239
Other receivable	2,262,305	644,785
Total Current Assets	2,443,737	879,282

Fixed assets and leasehold improvements, net	27,105	53,705
Right of use operating lease assets, net	1,008,595	47,827
Intangible assets, net	2,625,671	3,998,805
Long-term prepayment	1,094,400	761,600
Other assets	45,241	16,508
TOTAL ASSETS	$7,244,749	$5,757,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$147,443	$118,283
Related party payable	878,466	933,434
Current portion of obligations under operating leases	177,451	48,226
Due to shareholder	18,795	2,347
Other payable	3,827	3,827
Dividend payable	4,673	1,834
Total Current Liabilities	1,230,655	1,107,951

Obligations under operating leases, non-current	902,973	—
Total Liabilities	2,133,628	1,107,951

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;	—	—
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	20	20
Series C preferred stock, 422,115 and 0 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	422	—
Series D preferred stock, 37 and 0 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	—	—
Common stock, $0.001 par value, 59,921,473 shares authorized; 295,158,062 and 226,589,735shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	295,158	226,590
Additional paid-in capital	12,398,694	11,009,517
Accumulated deficit	(7,181,922)	(6,578,978)
Unearned shareholders’ compensation	(401,351)	(7,473)
Total Stockholders’ Equity	5,111,121	4,649,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,244,749	$5,757,727

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28		February 28,
	2022	2021	2022	2021

Revenue	$1,800,000	$153,600	$1,800,000	$76,800
Cost of revenue	(1,373,134)	(454,927)	(686,567)	(298,841)
Gross Profit (Loss)	426,866	(301,327)	1,113,433	(222,041)

OPERATING EXPENSES
General and administrative expenses	(907,654)	(764,796)	(598,687)	(578,651)
Related party salary and wages	(119,317)	(184,337)	(64,317)	(132,987)
Total Operating Expenses	(1,026,971)	(949,134)	(663,004)	(711,638)

Loss From Operations	(600,105)	(1,250,461)	450,429	(933,679)

OTHER INCOME (EXPENSES)
Interest expense, net	—	128,653	—	(46,902)
Rent income	—	1,920		1,920
Gain (Loss) from change in fair value	—	19,094	—	117,881
Loss from lease termination	—	(3,251)	—	—
Loss from warrant termination	—	(12,343)	—	—
Gain/(Loss) from prepaid convertible note	—	(128,316)	—	(128,316)
Loss from warrant exercise	—	(75,000)	—	(62,460)
Total Other Expenses	—	(326,549)	—	(117,877)

Loss Before Income Tax Provision	(600,105)	(1,577,010)	450,429	(1,051,556)

Income tax benefit	—	55,347	—	55,347
NET LOSS	$(600,105)	$(1,521,663)	$450,429	$(996,209)
Preferred shares dividend	(2,839)	—	(1,328)	—
Net loss available to common stockholders	$(602,944)	$(1,521,663)	$449,101	$(996,209)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.01)	(0.00)	$(0.01)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.01)	(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	295,158,062	137,158,120	295,158,062	137,158,120
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	295,700,214	149,594,775	295,700,214	137,735,830

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Shareholders' Compensation	Total Equity

Balance - November 30, 2020	124,346,838	$124,347	100,000	$100	$6,997,136	$(3,496,335)	$—	$3,625,248
Common shares issued for cash at $0.0140 per share	19,000,000	19,000	—	—	247,000	—	—	266,000
Common shares issued from warrant exercises	9,337,628	9,338	—	—	53,122	—	—	62,460
Put Shares issued for cash	9,750,000	9,750	—	—	646,510	—	—	656,260
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(14,973)	30,027

Common shares issued for consulting services	9,500,000	9,500	—	—	275,500	—	—	285,000
Series B Preferred Shares issued	—	—	20,000	20	319,980	—	—	320,000
Series C Preferred Shares issued	—	—	280,025	280	243,220	—	—	243,500
Net loss	—	—			—	(996,209)	—	(996,209)
Balance – February 28,2021	173,434,466	$173,434	400,025	$400	$8,825,968	$(4,492,544)	$(14,973)	$4,492,286

Balance - August 31, 2020	46,661,417	$46,661	—	—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097
Common shares issued for cash at $0.0140 per share	19,000,00	19,000	—	—	247,000	—	—	266,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,666	—
Put Shares issued for cash	15,220,000	15,220	—	—	721,908	—	—	737,128
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(14,973)	30,027
Common shares issued for consulting services	9,500,000	9,500	—	—	275,500	—	—	285,000
Series A Preferred Shares issued	—	—	100,000	100		—	—	100
Series B Preferred Shares issued	—	—	20,000	20	319,980	—	—	320,000
Series C Preferred Shares issued	—	—	280,025	280	243,220	—	—	243,500
Warrants termination and Exercised	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(1,521,663)	—	(1,521,663)
Balance – February 28,2021	173,434,466	$173,434	400,025	$400	$8,825,968	$(4,492,544)	$(14,973)	$4,492,286

Balance –November 30, 2021	235,236,589	$235,237	452,703	$453	$11,581,263	$(7,631,023)	$(3,723)	$4,182,207
Put Shares issued for cash	9,400,000	9,400	—	—	135,006	—	—	144,406
Preferred shares series C issuance	—	—	89,490	89	77,946	—	—	78,035
Preferred shares series D issuance	—	—	34	—	34,000	—	—	34,000
Preferred shares and dividend shares converted into common shares	5,521,473	5,521	(75)	—	(5,521)	—	—	--
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(397,628)	223,372
Net income	—	—	—	—	—	449,101	—	449,101
Balance at February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121

Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	14,900,000	14,900	—	—	268,282	—	--	283,182
Preferred shares series C issuance	—	—	422,115	422.	366,563	—	—	366,985
Preferred shares series D issuance	—	—	187	—	187,000	—	—	187,000
Preferred shares and dividend shares converted into common shares	86,668,327	8,668	(150)	—	(8,668)	—	—	--
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(393,878)	227,122
Net loss	—	—	—	—	—	(602,944)	—	(602,944)
Balance - February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351))	$5,111,121

 The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(602,944)	$(1,521,663)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	227,122	315,127
Depreciation of fixed asset	26,600	26,448
Amortization of intangible asset	1,373,134	424,207
Loss/(gain) from change in fair value of derivatives	—	(19,094)
Loss/(gain) from lease termination	—	3,251
Loss/(gain) from warrant termination	—	12,343
Loss/(gain) from warrant exercise	—	75,000
Non-cash interest for convertible notes	—	128,661
Loss/(gain) prepaid convertible note		128,316
Non-cash note conversion fees	—	8,750
Non-cash dividend expense for preferred shares	2,839	—
Non-cash lease expense	71,430	1,190
Changes in operating assets and liabilities:
Accounts receivable	—	86,362
Interest receivable	—	26,240
Related party receivable	1,439	86,142
Other receivable	(1,617,520)	—
Prepaid expenses	(10,912)	6,024
Rent security & electricity deposit	(28,733)	3,891
Purchase of movie and TV series broadcast right and copyright	(332,800)	(2,839,049)
Accounts payable and accrued liabilities	29,160	(250,649)
Related party payable	(54,968)	—
Due to / from shareholders	16,448	63,113
Tax payable	—	(56,750)
Other payable	—	243
Net cash used in operating activities	(899,705)	(3,291,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(5,000)
Net cash provided by /(used in) investing activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	233,017
Proceeds from common stock issuances	345,121	793,729
Proceeds from preferred share C issuances	366,985	563,500
Proceeds from preferred share D issuances	187,000	—
Payments for warrant termination	—	(95,000)
Prepayments of convertible notes	—	(428,606)
Net cash provided by financing activities	899,106	1,066,639

Net increase (decrease) in cash and cash equivalents	(599)	(2,230,258)
Cash and cash equivalents –beginning of the period	132,253	2,455,061
Cash and cash equivalents – end of the period	131,654	224,804

Supplemental Cash Flow Disclosures
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$—	$137,766
Convertible notes converted to common shares	$—	$(183,752)
Additions to ROU assets from operating lease liabilities	$1,080,156	$20,038
Common shares returned due to officer resignations	$—	$(391,666)
Preferred shares converted into common shares	$150	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2022 and 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of AB International Group Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. In accordance with those rules and regulations certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2021 derives from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

The unaudited consolidated financial statements as of and for the three and six months ended February 28, 2022 and 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended February 28, 2022 and 2021 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Foreign Currency Transactions

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

The Company has no convertible notes and warrants as of February 28, 2022. As such, 0 potentially diluted shares were from convertible notes and warrants as of February 28, 2022, whereas 45,230,142 potentially diluted shares were from convertible notes and 4,381,313 potentially diluted shares were from warrants as of February 28, 2021.

Diluted shares NOT included in basic loss per share computation	As of February 28,
	2022	2021
Warrants	—	0
Convertible notes	—	12,436,655

 NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 28, 2022, the Company had an accumulated deficit of approximately $7.18 million and a working capital deficit of $1,213,082. For the three months ended February 28, 2022, the Company incurred a net profit of approximately $449 thousand and the net cash used in operations was $884,805. Other income principally occurred as a result of selling the mainland China broadcast right of 3 movies (“Love over the world”, “Our treasures”, “Confusion.”) The continuation of the Company as a going concern through February 28, 2022 is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $24,478 and $13,566 as of February 28, 2022 and August 31, 2021, respectively. Prepaid expense as of November 30, 2021 primarily includes $12,833 prepayment of the OTC market annual fee.

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the shareholders for issuance of common stock. As of February 28, 2022, the company had $25,300 subscription receivable balance forecast to be collected from 2.3 million Put shares to Peak One Opportunity Fund LP. As of August 31, 2021, the subscription receivable balance of $87,239 was cash to be collected from 3 million Put shares to Peak One Opportunity Fund LP.

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

The depreciation expense was $26,600 and $26,448 for six months February 28, 2022 and February 28, 2021, respectively.

	February 28, 2022	August 31, 2021
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(145,173)	(118,573)
Property and equipment, net	$27,105	$53,705

NOTE 6 – INTANGIBLE ASSETS

As of February 28, 2022 and August 31, 2021, the balance of intangible assets are as follows;

	February 28, 2022	August 31, 2021
Patent	$500,000	$500,000
Movie copyrights - Love over the world	853,333	853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - Huafeng	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie and TV series broadcast rights	2,439,840	2,439,840
Total cost	5,792,533	5,792,533
Less: Accumulated amortization	(3,166,862)	(1,793,728)
Intangible asset, net	$2,625,671	$3,998,805

Intangible assets include 1) a patent obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment, 2) copyrights for the movie “Love over the world”, “Huafeng”, “Our treasures” and the sitcom “Chujian”, and 3) broadcast rights for fifty nine movie and TV series. The amortization expense for three six months ended February 28, 2022, and February 28, 2021 was $6,86,567 and $283,481 respectively. The amortization expense for six months ended February 28, 2022, and February 28, 2021 was $1,373,134 and $424,207 respectively.

On 1/24/22, the company has been sold the mainland China copyright and broadcast right of the movie “Love over the world” , “Our treasures” and “Confusion” received $1,800,000. The Company remaining all copyright of outside of mainland China.

The estimated amortization expense for each of the two succeeding years is as follows. The intangible assets as of February 28, 2022 will be fully amortized in the fiscal year of 2023.

Year ending February 28,	Amortization expense
2022	$1,348,133
2023	$1,277,539

NOTE 7 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	February 28, 2022	August 31, 2021
Right-to-use gross asset	$1,303,393	$223,237
Less: accumulated amortization	(294,797)	(175,410)
Right-to-use asset, net	$1,008,595	$47,827

NOTE 8 – LONG-TERM PREPAYMENT

As of February 28, 2022, the long-term prepayment balance of $1,094,400relates to movie copyrights and broadcast rights for movies as below:

Name of movie	August 31, 2021	February 28, 2022
Prepayment of Movie LuShang	256,000	256,000
Prepayment of Movie QiQingKuaiChe	505,600	838,400
Total	761,600	1,094,400

•	In November 2019, the Company acquired a broadcast right of “Lushang” (English name: “On the Way”) from All In One Media Ltd for online streaming at a price of $256,000. This broadcast right permits online streaming globally and has been fully paid. As “Lushang” has been approved for screening by the Chinese government, the payment of $256,000 was recorded as long-term prepayment, the movie Lushang will available broadcasting online at once the mainland China screening on cinemas.

•	In November 2019, the Company acquired a broadcast right of “Qi Qing Kuai Che” (English name: “Confusion”) from All In One Media Ltd for online streaming at a price of $115,200. This broadcast right only allows online streaming outside China. In July 2021, the Company acquired the full movie copyright for both domestic and overseas with an additional cost of $908,800, and the total price is $1,024,000. As of February 28, 2022, $838,400 has been paid. This movie has been screening in mainland China during 11/28/2021 through 1/30/2022. We had been sold the mainland China copyright and broadcast right

NOTE 9 – FAIR VALUE MEASUREMENTS

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

Derivative liabilities of conversion features in convertible notes are classified within Level 3. We estimate the fair values of these liabilities at February 28, 2022 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of February 28, 2022 are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at February 28, 2022
Derivative liabilities	$—	$—	$—	$—

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,371
Increase from note issuances	—
Decrease from note prepayment	(136,321)
Changes in the fair value	18,439
Decrease from note prepayment	$(45,490)
Fair value at February 28, 2021	—

NOTE 10– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of February 28, 2022 and August 31, 2021, there are no such related party transactions.

Youall Perform Services Ltd, owned by the son of the Company’s Chief Executive Offer and the Company’s former Secretary and Treasurer Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January 2020. For the three months ended February 28, 2022 and 2021, the Company recognized revenue of $0 and $0 from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $0 and $1,439 as of the six months ended February 28, 2022 and 2021, respectively.

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

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement is for a term of 5 years commencing on the effective date on June 1, 2017. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the three months ended February 28, 2022 and February 28, 2021 are $0 and $30,720, respectively. In January, 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December 2020 given there has been no sublicensing royalty revenue generated from the patent. Once the Company finds another company to sublicense the patent, it will generate royalty revenue and pay royalty expense again.

The Company rented an office from ZESTV STUDIOS LIMITED, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng. On December 1, 2020, the Company entered an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie “Love over the world” and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. The Company will refund ZESTV STUDIOS LIMITED the movie royalties. As of February 28, 2022 and , the Company incurred related party payable of $878,466 of refund for the movie royalties revenue net of the movie distribution commission fee to ZESTV STUDIOS LIMITED.

On September 11, 2020, we entered into an amended employment agreement with Chiyuan Deng, our Chief Executive Officer. Pursuant the amended agreement, we amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock Mr. Deng will return of 261,111 shares common stock to the Company received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of our newly created Series A Preferred Stock at par value $0.001.

During the three months ended February 28, 2022, the Company paid the total salary of $235,403 in cash and $210,722 in stock-based compensation.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has the following equity activities during the six months ended February 28, 2022:

Common shares

•	The Company issued 5,500,000 shares of put shares to Peak Onefor cash at $0.02288, and $0.02719 per share during Q1 2022

•	The Company issued 3,146,854 of common shares to GHS Investments, LLC, from preferred shares series D conversion during Q1 2022
•	The Company issued 1,800,000 shares of common stock for cash at $0.01548 per share, and 3,000,000 shares of common stock for cash at $0.01716 per share, and 2,300,000 shares of common stock for cash at $0.01729 per share ,and 2,300,000 shares of common stock for cash at $0.0110 per share to Peak One during Q2 2022

•	As stock-based compensation for 2021 annual bonus, the Company issued 5,000,000 shares restricted common stock to the Chief Investment Officer and 10,000,000 shares restricted common stock to the Chief Executive Officer all at market price $0.0138 per share Q2 2022.

•	The Company issued 5,521,473 of common shares to GHS Investments, LLC from preferred shares series D conversion Q2 2022.

•	The Company issued 30,000,000 shares of restricted stock at market price $0.0138 per share for 6 months to 18 months consulting services of movies and NFT related business Q2 2022.Details as below Name Number of shares StarEastNet Portal Ltd. 12,000,000 MingPeng Ou 4,000,000 YiLin Liu 4,000,000 ZhiHui Huang 4,000,000 ZiLang Chen 4,000,000 WeiQuan Su 1,000,000 ZhiCong Li 1,000,000 Total 30,000,000

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

On November 2, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 98,325 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $85,450. The closing occurred on October 21, 2021. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $75,368.

During the quarter ended November 30, 2021, the Company issued 153 shares of series D preferred stock to the investor for the purchase price of $153,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was$140,760.

On December 20, 2021, the Company issued 34 shares of series D preferred stock to the investor for thepurchase price of $34,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was$31,267.

On January 21, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 89,490 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $78,035. The closing occurred on January 21, 2022. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $68,529.

NOTE 12 – INCOME TAXES

Components of net deferred tax assets, including a valuation allowance, are as follows as of February 28, 2022 and August 31, 2021

	February 28,2022	August 31, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$296,540	$871,681
Less: valuation allowance	(575,141)	(871,681)
Net deferred tax asset	$(278,601)	$—

The valuation allowance for deferred tax assets was $1,044,670 as of February 28, 2022 and $871,681 as of August 31, 2021. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2022 and August 31, 2021

 Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended February 28, 2022 and February 28, 2021:

	Three months ended
	February 28, 2022,
	2022	2021
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company's future business will focus on local cinemas and websites in the United States. During the three months ended February 28, 2022 and February 28, 2021, the Company and its subsidiary have incurred a consolidated profit of $449,963 and a loss$(353,847), respectively. As a result, the Company and its subsidiary did not incur any income tax during the three and six months ended February 28, 2022 and February 28, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease

As of February 28, 2022, the Company leases office premises in Hong Kong, an office in New York city, and an office in Singapore under non-cancelable operating lease agreements with an option to renew these leases. On November 22, 2020, the Company closed down a display store and terminated its lease, which has an original term from February 23, 2019 to February 22, 2022, as a result of the COVID-19 impact and uncertainties of the economy in Hong Kong. The cash lease expense for the years ended February 28, 2022 and February 28, 2021 was $53,121 and $48,293, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $ 1,099,892 as of February 28, 2022.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $ 1,080,424 lease expenses for the year ended February 28, 2022, including both cash and non-cash lease expenses.

	February 28, 2022	August 31, 2021
Total Lease Payments	$1,099,892	$48,822
Less: imputed interest	$(19,468)	$(596)
Present value of lease liabilities	$1,080,424	$48,226
Current portion of obligations under operating leases	$177,452	$48,226
Obligations under operating leases, non-current	$902,973	$0

For future lease payment for next five years as follow

Year	Amount
FY2023	$184,088
FY2023	178,677
FY2024	248,168
FY2025	252,954
FY2026	236,006
FY2027	0
Total lease payments	$1,099,892

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2022 to the date these financial statements were issued.

On March 1, 2022, the Company acquired 5 movies copyright at a price of $1,500,000 from All In One Media Limited. . The Company acquired 15 parts sitcom web series copyright at a price of $190,000 from All In One Media Limited.

On March 2, 2022, the Company acquired 25 parts web drama series copyrighta price of $525,000 from Anyone Pictures Ltd.

On April 27, 2022, the Company acquired NFT MMM from Stareastnet Portal Ltd, at a price of $280,000.The Company hold STAREASTnet NFT Movies and Music Marketplace (NFT MMM), a decentralized application based on the NFT (Non-Fungible Token) for a movie and music marketplace with the option to buy physical, digital download or both, in one place. The digital copyrights of movies and music are generalized through NFTs, whose smart contracts facilitate the verifications of digital copyrights saved on the blockchain.

Subsequent cash receipt for Put share issuance:

On March 3, 2022, the Company received $19,560 for the issuance of 2,300,000 shares. On March 19, 2022, the Company received $73,579 for the issuance of 96,075 shares of Series C Convertible Preferred Stock. Also on April 13, 2022, the Company issuance of 96,075 shares of Series C Convertible Preferred Stock at price of $73,600.

Issuance of Common Stock:

On March 10, 2022, the Company issued 5,638,298 shares for the conversion of Series C preferred stock.

On March 11, 2022, the Company issued 3,639,345 shares for the conversion of Series D preferred stock.

On March 15, 2022, the Company issued 2,819,149 shares for the conversion of Series C preferred stock.

On March 16, 2022, the Company issued 2,329,670 shares for the conversion of Series C preferred stock.

On March 21, 2022, the Company issued 4,764,045 shares for the conversion of Series C preferred stock.

On March 24, 2022, the Company issued 6,235,294 shares for the conversion of Series C preferred stock.

On March 30, 2022, the Company issued 4,416,667 shares for the conversion of Series C preferred stock.

On April 7, 2022, the Company issued 2,841,389 shares for the conversion of Series C preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Actof 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly anyforwardlooking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

AB International Group Corp. (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on July 29, 2013 and originally intended to purchase used cars in the United States and sell them in Krygyzstan. The Company's fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. We have a Patent License to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. In February 2019, we launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts based on the WeChat platform, utilizing Artificial Intelligence. It is a matching platform for performers, advertiser merchants, and owners for more efficient services. We previously generated revenues through an agency service fee from each matched performance. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. Starting in January 2021, however, the Company started generating movie box-office revenue from the movie “Ai Bian Quan Qiu” as a result in the easing of COVID-19 restrictions.

Our License to the technology previously generated revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the License to the video synthesis. The sub-licensing revenue was recognized monthly based upon the number of users who download the APP that utilizes the Company’s patent. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the technology since the end of December, 2020.Although we have no sublicenses in place currently, we have plans to locate and market to companies the benefits of our technology and to sign sublicenses with these parties to again generate royalty revenues.

 On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of February 28, 2022, the Company acquired 59 movie broadcast rights. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

 On October 21, 2021, the Company entered into a Lease Agreement (the “Lease”) with Martabano Realty Corp. (the “Landlord”), pursuant to which the Company agreed to lease approximately 8,375 square feet of in what is known as the Mt. Kisco Theatre at 144 Main Street, Mount Kisco, New York. The term of the Lease is five years. Commencing in month four, the Company's monthly base rent obligation will be approximately $6,979, which amount will increase in year three to $13,260, year four at$13,658 and the final year at $14,067 in accordance with the terms of the Lease. The Lease contains customary provisions for real property leases of this type, including provisions allowing the Landlord to terminate the Lease upon a default by the Company.

The space was formerly used as a theatre with a total of 5 screens and 466 sets for screening films. The former theatre opened on December 21, 1962 with Hayley Millsin “In Search of the Castaways.” It was a replacement for the town’s other movie theatre that burned down. It was later twinned and further divided into 5 screens. It was operated for years by Lesser Theaters, then bought by Clearview Cinemas. In June, 2013 it was taken over by Bow-Tie Cinemas when they took most Clearview locations. It lasted until March, 2020 when it was closed by the Covid-19 pandemic. It was announced in September 2020 that the closure would be permanent. The Company intends to continue to use the space as a theatre with a total of 5 screens and 466 sets for screening films. It’s the first theatre of ABQQ Cinemas in America as the new business line of the Company.

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

Results of Operations

Revenues

Our total revenue reported for the six months ended February 28, 2022 was $1,800,000, compared with $153,600 for the six months ended February 28, 2021.

The increase in revenue for the six months ended February 28, 2022 over the six months ended February 28, 2021, is mainly attributable to copyright sales of films for the current period, where in 2021, we achieved revenue of $153,600 from the patent license fees.

Our cost of revenues was $1,373,134 for the six months ended February 28, 2022, as compared with $454,927 for the six months ended February 28, 2021. Most of the increase in cost of revenues for the six months ended February 28, 2022 was the result of amortizing movie broadcast rights, not present in the same period 2021.

As a result, we had a gross profit of $426,866 for the six months ended February 28, 2022, as compared with a gross loss of $301,327 for the six months ended February 28, 2021. The increase in gross profit margin for the six months ended February 28, 2022 is attributable to revenue increase from copyright sales of films.

We hope to generate revenues for the balance of the fiscal year with start generate revenue of NFT MMM, as well as achieving enough customers to start subscriptions for ABQQ.tv.

Operating Expenses

Operating expenses increased to $1,026,971 for the three months ended February 28, 2022 from $949,134 for the six months ended February 28, 2021.

Our operating expenses for six months ended February 28, 2022 consisted of general and administrative expenses of $907,654 and related party salary and wages of $119,317. In contrast, our operating expenses for the six months ended February 28, 2021 consisted of general and administrative expenses of $764,796 and related party salary and wages of $184,337.

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

Other Income/Expenses

We had other income of $0 for the six months ended February 28, 2022, as compared with other expenses of $326,549 for the six months ended February 28, 2021.

 Net Loss

We incurred a net loss in the amount of $602,944 for the six months ended February 28, 2022, as compared with a net loss of $1,521,662 for the six months ended February 28, 2021.

Liquidity and Capital Resources

As of February 28, 2022, we had $2,443,737 in current assets consisting of cash, prepaid expenses, related party receivables and amounts due from shareholders. Our total current liabilities as of February 28, 2022 were $1,230,655. As a result, we have a working capital of $1,213,082 as of February 28, 2022 as compared with a deficit of $228,669 as of August 31, 2021.

Other receivable

Cancellation of Acquiring a Movie Copyright:

The Company acquired a movie copyright of “Too Simple” from Guang Dong Honor Pictures Ltd in July 2021 at a price of $1,271,265, which was to be paid in installments. As of February 28, 2022 and August 31, 2021, $1,271,265 and $644,785 was paid and recorded in long-term prepayment. On December 31, 2021, the Company entered into a termination contract with Guang Dong Honor Pictures Ltd to cancel the purchase of this movie copyright and will receive a full refund before May 31, 2022. Therefore, the Company has reclassified these amounts from long-term prepayment to other receivable on the balance sheet.

Operating activities used $884,805 in cash for the six months ended February 28, 2022, as compared with $3,291,897 used in cash for the same period ended February 28, 2021. Our negative operating cash flow in 2022 was mainly the result of our net loss for the six months combined with operating changes in receivables. Our negative operating cash flow in 2021 was mainly the result of our net loss for the six months combined with operating changes in accounts payable and accrued liabilities, and from related party payables.

Financing activities provided $884,207 for the six months ended February 28, 2022, as compared with $1,066,639provided in financing activities for the six months ended February 28, 2021. Our positive financing cash flow for February 28, 2022 was the result of proceeds from sales of our common stock and preferred stock. Our positive financing cash flow for February 28, 2021 was the result of proceeds from issuance of convertible notes and convertible notes and sales of our common stock and preferred stock

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of February 28, 2022, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended February 28, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has the following equity activities during the three months ended February 28, 2022:

Common shares

The Company issued 1,800,000 shares of common stock for cash at $0.01548 per share and 3,000,000 shares of common stock for cash at $0.01716 per share and 2,300,000 shares of common stock for cash at $0.01729 per share and 2,300,000 shares of common stock for cash at $0.01100 per share.

As stock-based compensation the Company issued 5,000,000 shares to the Chief Investment Offer and 10,000,000 shares to the Chief Executive Officer.

The Company issued 5,521,473of common shares from preferred shares series D conversions

The Company issued 30,000,000 shares of stock for consulting services.

Preferred shares

On December 9, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby the investor purchased from the Company 34 shares of Series D Convertible Preferred Stock of the Company for a purchase price of $34,000.

On January 21, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 89,490 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $78,035.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2022 are not necessarily indicative of the results that can be expected for the full year.

App Board Ltd. has stopped operation since December 1, 2022.

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
May 31, 2022

By:	/s/ Vella Deng
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
May 31, 2022

