Form 10-Q/A
period 2022-02-28
AB INTERNATIONAL GROUP CORP.
filed 2022-06-10
CIK 1605331

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
☐ Emerging growth company

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

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2022 and August 31, 2021 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended February 28, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for three and six months ended February 28, 2022 and 2021 (unaudited).
F-4	Consolidated Statements of Cash Flows for the six months ended February 28, 2022 and 2021 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

3

AB INTERNATIONAL GROUP

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$131,654	$132,253
Prepaid expenses	24,478	13,566
Related party receivable	—	1,439
Subscription receivable	25,300	87,239
Other receivable	991,040	644,785
Total Current Assets	1,172,472	879,282

Fixed assets and leasehold improvement, net	27,105	53,705
Right of use operating lease assets, net	1,008,595	47,827
Intangible assets, net	2,625,671	3,998,805
Long-term prepayment	2,365,665	761,600
Other assets	45,241	16,508
TOTAL ASSETS	$7,244,749	$5,757,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$147,443	$118,283
Related party payable	878,466	933,434
Current portion of obligations under operating leases	177,451	48,226
Due to stockholders	18,795	2,347
Other payable	3,827	3,827
Dividend payable	4,673	1,834
Total Current Liabilities	1,230,655	1,107,951

Obligations under operating leases, non-current	902,973	—
Total Liabilities	2,133,628	1,107,951

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;	—	—
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	20	20
Series C preferred stock, 422,115 and 0 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	422	—
Series D preferred stock, 37 and 0 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 295,158,062 and 226,589,735 shares issued and outstanding, as of February 28, 2022 and August 31, 2021, respectively	295,158	226,590
Additional paid-in capital	12,398,694	11,009,517
Accumulated deficit	(7,181,922)	(6,578,978)
Unearned compensation	(401,351)	(7,473)
Total Stockholders’ Equity	5,111,121	4,649,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,244,749	$5,757,727

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28		February 28,
	2022	2021	2022	2021

Revenue	$1,800,000	$153,600	$1,800,000	$76,800
Cost of revenue	(1,373,134)	(454,927)	(686,567)	(298,841)
Gross Profit (Loss)	426,866	(301,327)	1,113,433	(222,041)

OPERATING EXPENSES
General and administrative expenses	(736,054)	(764,796)	(423,337)	(578,651)
Related party salary and wages	(290,917)	(184,337)	(239,667)	(132,987)
Total Operating Expenses	(1,026,971)	(949,134)	(663,004)	(711,638)

Income (Loss) From Operations	(600,105)	(1,250,461)	450,429	(933,679)

OTHER INCOME (EXPENSES)
Interest expense, net	—	(128,653)	—	(46,902)
Rent income	—	1,920		1,920
Gain (Loss) from change in fair value	—	19,094	—	117,881
Loss from lease termination	—	(3,251)	—	—
Loss from warrant termination	—	(12,343)	—	—
Gain/(Loss) from prepaid convertible note	—	(128,316)	—	(128,316)
Loss from warrant exercise	—	(75,000)	—	(62,460)
Total Other Expenses	—	(326,549)	—	(117,877)

Loss Before Income Tax Provision	(600,105)	(1,577,010)	450,429	(1,051,556)

Income tax benefit	—	55,347	—	55,347
NET (LOSS) INCOME	(600,105)	(1,521,663)	450,429	(996,209)
Preferred shares dividend	(2,839)	—	(1,328)	—
Net (loss) income available to common stockholders	$(602,944)	$(1,521,663)	$449,101	$(996,209)

NET (LOSS) INCOME PER SHARE: BASIC	$(0.00)	$(0.01)	$0.00	$(0.01)
NET (LOSS) INCOME PER SHARE: DILUTED	$(0.00)	$(0.01)	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	240,076,815	137,158,120	248,359,943	137,158,120
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	240,076,815	149,594,775	298,337,526	137,735,830

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance - November 30, 2020	124,346,838	$124,347	100,000	$100	$6,997,136	$(3,496,335)	$—	$3,625,248
Common shares issued for cash at $0.0140 per share	19,000,000	19,000	—	—	247,000	—	—	266,000
Common shares issued from warrant exercises	9,337,628	9,338	—	—	53,122	—	—	62,460
Put Shares issued for cash	9,750,000	9,750	—	—	646,510	—	—	656,260
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(14,973)	30,027

Common shares issued for consulting services	9,500,000	9,500	—	—	275,500	—	—	285,000
Series B Preferred Shares issued	—	—	20,000	20	319,980	—	—	320,000
Series C Preferred Shares issued	—	—	280,025	280	243,220	—	—	243,500
Net loss	—	—	—	—	—	(996,209)	—	(996,209)
Balance – February 28,2021	173,434,466	$173,434	400,025	$400	$8,825,968	$(4,492,544)	$(14,973)	$4,492,286

Balance - August 31, 2020	46,661,417	$46,661	—	—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097
Common shares issued for cash at $0.0140 per share	19,000,000	19,000	—	—	247,000	—	—	266,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,666	—
Put Shares issued for cash	15,220,000	15,220	—	—	721,908	—	—	737,128
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(14,973)	30,027
Common shares issued for consulting services	9,500,000	9,500	—	—	275,500	—	—	285,000
Series A Preferred Shares issued	—	—	100,000	100		—	—	100
Series B Preferred Shares issued	—	—	20,000	20	319,980	—	—	320,000
Series C Preferred Shares issued	—	—	280,025	280	243,220	—	—	243,500
Warrants termination and Exercised	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(1,521,663)	—	(1,521,663)
Balance – February 28,2021	173,434,466	$173,434	400,025	$400	$8,825,968	$(4,492,544)	$(14,973)	$4,492,286

Balance –November 30, 2021	235,236,589	$235,237	452,703	$453	$11,581,263	$(7,631,023)	$(3,723)	$4,182,207
Put Shares issued for cash	9,400,000	9,400	—	—	135,006	—	—	144,406
Series C Preferred Shares issued	—	—	89,490	89	77,946	—	—	78,035
Series D Preferred Shares issued	—	—	34	—	34,000	—	—	34,000
Preferred shares and dividend shares converted into common shares	5,521,473	5,521	(75)	—	(5,521)	—	—	--
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(397,628)	223,372
Net income	—	—	—	—	—	449,101	—	449,101
Balance at February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121

Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	14,900,000	14,900	—	—	268,282	—	—	283,182
Series C Preferred Shares issued	—	—	422,115	422.	366,563	—	—	366,985
Series D Preferred Shares issued	—	—	187	—	187,000	—	—	187,000
Preferred shares and dividend shares converted into common shares	86,668,327	8,668	(150)	—	(8,668)	—	—	—
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(393,878)	227,122
Net loss	—	—	—	—	—	(602,944)	—	(602,944)
Balance - February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121

 The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(602,944)	$(1,521,663)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	227,122	315,127
Depreciation of fixed asset	26,600	26,448
Amortization of intangible asset	1,373,134	424,207
Loss/(gain) from change in fair value of derivatives	—	(19,094)
Loss/(gain) from lease termination	—	3,251
Loss/(gain) from warrant termination	—	12,343
Loss/(gain) from warrant exercise	—	75,000
Non-cash interest for convertible notes	—	128,661
Loss/(gain) prepaid convertible note	—	128,316
Non-cash note conversion fees	—	8,750
Non-cash dividend expense for preferred shares	2,839	—
Non-cash lease expense	71,430	1,190
Changes in operating assets and liabilities:
Accounts receivable	—	86,362
Interest receivable	—	26,240
Related party receivable	1,439	86,142
Other receivable	(346,255)	—
Prepaid expenses	(10,912)	6,024
Rent security & electricity deposit	(28,733)	3,891
Purchase of movie and TV series broadcast right and copyright	(1,604,065)	(2,839,049)
Accounts payable and accrued liabilities	29,160	(250,649)
Related party payable	(54,968)	—
Due to / from stockholders	16,448	63,113
Tax payable	—	(56,750)
Other payable	—	243
Net cash used in operating activities	(899,705)	(3,291,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(5,000)
Net cash used in investing activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	233,017
Proceeds from common stock issuances	345,121	793,729
Proceeds from preferred share C issuances	366,985	563,500
Proceeds from preferred share D issuances	187,000	—
Payments for warrant termination	—	(95,000)
Prepayments of convertible notes	—	(428,606)
Net cash provided by financing activities	899,106	1,066,639

Net increase (decrease) in cash and cash equivalents	(599)	(2,230,258)
Cash and cash equivalents –beginning of the period	132,253	2,455,061
Cash and cash equivalents – end of the period	$131,654	$224,804

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$—	$137,766
Convertible notes converted to common shares	$—	$(183,752)
Additions to ROU assets from operating lease liabilities	$1,080,156	$20,038
Common shares returned due to officer resignations	$—	$(391,666)

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

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The earnings per share after the reverse stock split is presented retrospectively as if the reverse split had occurred at the very beginning of the business. Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period for warrants, options and restricted shares under treasury stock method, and for convertible debts and convertible preferred stock under if-convertible method, if dilutive. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period and excludes all potential common shares if their effects are anti-dilutive.

The Company had preferred shares and had no convertible notes and warrants as of February 28, 2022. As such, 49,977,583 potentially diluted shares from preferred shares were included in the computation of diluted earing per share for the three months ended February 28, 2022. For the three months ended February 28, 2021, and for the six months ended February 28, 2022 and 2021, no potentially diluted shares were included in the diluted loss per share as they would be anti-dilutive.

 NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 28, 2022, the Company had an accumulated deficit of approximately $7.18 million and a negative working capital of $58,183. For the six months ended February 28, 2022, the Company incurred a net loss of approximately $0.6 million and had negative cash flows of approximately $0.9 million from its operations. Although, the Company generated net income of approximately $0.45 million as the result of selling the broadcast right for three movies (“Love over the world”, “Our treasures” and “Confusion”) for the three months ended February 28, 2022, the future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continued as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $24,478 and $13,566 as of February 28, 2022 and August 31, 2021, respectively. Prepaid expense as of February 28, 2022 primarily includes prepayment of the OTC market annual fee and rent.

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the stockholders for issuance of common stock. As of February 28, 2022, the company had $25,300 subscription receivable balance forecast to be collected from 2.3 million Put shares to Peak One Opportunity Fund LP. As of August 31, 2021, the subscription receivable balance of $87,239 was cash to be collected from 3 million Put shares to Peak One Opportunity Fund LP.

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

The depreciation expense was $26,600 and $26,448 for six months February 28, 2022 and February 28, 2021, respectively.

	February 28, 2022	August 31, 2021
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(145,173)	(118,573)
Property and equipment, net	$27,105	$53,705

NOTE 6 – INTANGIBLE ASSETS

As of February 28, 2022 and August 31, 2021, the balance of intangible assets are as follows;

	February 28, 2022	August 31, 2021
Patent license right	$500,000	$500,000
Movie copyrights - Love over the world	853,333	853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - Huafeng	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie and TV series broadcast rights	2,439,840	2,439,840
Total cost	5,792,533	5,792,533
Less: Accumulated amortization	(3,166,862)	(1,793,728)
Intangible asset, net	$2,625,671	$3,998,805

Intangible assets include 1) a patent license right obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment (See Note 10), 2) copyrights for the movie “Love over the world”, “Huafeng”, “Our treasures” and the sitcom “Chujian”, and 3) broadcast rights for fifty-nine movie and TV series. The amortization expense for three months ended February 28, 2022, and February 28, 2021 was $686,567 and $283,481 respectively. The amortization expense for six months ended February 28, 2022, and February 28, 2021 was $1,373,134 and $424,207 respectively.

On January 24, 2022, the company sold the mainland China copyright and broadcast right of the movie “Love over the world”, “Our treasures” and “Confusion” received $1,800,000. The Company remains to have all copyright of outside of mainland China.

The estimated amortization expense for each of the two succeeding years is as follows. The intangible assets as of February 28, 2022 will be fully amortized in the fiscal year of 2023.

Year ending February 28,	Amortization expense
2022	$1,348,133
2023	$1,277,539

NOTE 7 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	February 28, 2022	August 31, 2021
Right-to-use gross asset	$1,303,392	$223,237
Less: accumulated amortization	(294,797)	(175,410)
Right-to-use asset, net	$1,008,595	$47,827

NOTE 8 – LONG-TERM PREPAYMENT

The long-term prepayment balance relates to movie copyrights and broadcast rights for movies as below:

Name of movie	February 28, 2022	August 31, 2021
Prepayment of Movie LuShang	$256,000	$256,000
Prepayment of Movie QiQingKuaiChe	838,400	505,600
Prepayment of Movie Too Simple	1,271,265	—
Total long-term prepayment	$2,365,665	$761,600

•	In October 2019, the Company acquired a broadcast right of “Lushang” (English name: “On the Way”) from All In One Media Ltd for online streaming at a price of $256,000 This broadcast right permits online streaming globally and has been fully paid. “Lushang” has been approved for screening by the Chinese government in February 2022. Prepayment of $256,000 will be recognized as intangible assets upon available for online broadcasting after one month it’s released in mainland China cinemas.

•	In November 2019, the Company acquired a broadcast right of “Qi Qing Kuai Che” (English name: “Confusion”) from All In One Media Ltd for online streaming at a price of $115,200. This broadcast right only allows online streaming outside China. In July 2021, the Company acquired the full movie copyright for both domestic and overseas with an additional cost of $908,800, and the total price is $1,024,000. As of February 28, 2022, the Company made payment of $838,400 had the remaining balance paid in March 2022. This movie copyright will be recognized as intangible asset when released for online broadcast in March 2022. The Company sold the mainland China copyright and broadcast right of this movie in January 2022 (See Note 6).

•	The Company acquired a movie copyright of “Too Simple” from Guang Dong Honor Pictures Ltd in July 2021 at a price of $1,271,265, which was to be paid in installments. As of February 28, 2022 and August 31, 2021, $1,271,265 and $644,785 was paid and recorded in long-term prepayment. On December 31, 2021, the Company entered into a termination contract with Guang Dong Honor Pictures Ltd to cancel the purchase of this movie copyright and will receive a full refund before May 31, 2022. The Company negotiated with Guang Dong Honor Pictures and orally agreed to resume the purchase transaction. The Company received the copy of the movie in May 2022 and will recognize this into intangible assets once the copyright received. The Company reclassified the amount paid to long-term prepayment account.

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

Liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at February 28, 2022
Derivative liabilities	$—	$—	$—	$—

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,371
Increase from note issuances	—
Decrease from note prepayment	(136,320)
Changes in the fair value	18,439
Fair value at February 28, 2021	$45,490

NOTE 10– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of February 28, 2022 and August 31, 2021, the Company had due to stockholders of $18,795 and $2,347, respectively.

Youall Perform Services Ltd, owned by the son of the Company’s Chief Executive Offer and the Company’s former Secretary and Treasurer Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January 2020. For the three and six months ended February 28, 2022 and 2021, the Company didn’t recognize any revenue from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $0 and $1,439 as of February 28, 2022 and August 31, 2021, respectively.

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

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement is for a term of 5 years commencing on the effective date on June 1, 2017 and may be renewed at the Company’s written election conveyed to Licensor before the end of the term for a further term of five years. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the six months ended February 28, 2022 and 2021 are $0 and $30,720, respectively, during the three months ended February 28, 2022 and 2021 are $0 and $15,360, respectively. In January 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December 2020 given there has been no sublicensing royalty revenue generated from the patent.

The Company rented an office from ZESTV STUDIOS LIMITED, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng (See Note 14). On December 1, 2020, the Company entered an agreement with ZESTV STUDIOS LIMITED to grant ZESTV STUIDIOS LIMITED the distribution right for the movie “Love over the world” and charge ZESTV STUIDIOS LIMITED movie royalties. The Company’s royalties revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although ZESTV STUDIOS LIMITED has paid royalties revenue to the Company, ZESTV STUDIOS LIMITED failed to collect cash from Hua Xia. The Company will refund ZESTV STUDIOS LIMITED the movie royalties. As of February 28, 2022 and August 31, 2021, the Company had related party payable to ZESTV STUDIOS LIMITED of $878,466 and $933,434, respectively, for refund of the movie royalties revenue net of the movie distribution commission fee to ZESTV STUDIOS LIMITED.

On September 11, 2020, the Company entered into an amended employment agreement with Chiyuan Deng, our Chief Executive Officer. Pursuant the amended agreement, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock issued to Mr. Deng, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of our newly created Series A Preferred Stock at par value $0.001.. Mr. Deng returned 261,111 shares common stock to the Company received under his initial employment agreement.

During the six months ended February 28, 2022 and February 2021, the Company paid CEO and CFO total salary of $290,917 and $184,337, respectively. During the three months ended February 28, 2022 and February 2021, the Company paid CEO and CFO total salary of $239,667 and $132,987, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has the following equity activities during the six months ended February 28, 2022:

Common shares

•	The Company issued 2,500,000 and 3,000,000 shares of put shares to Peak One for cash at $0.02288, and $0.02719, respectively, per share during Q1 2022.
•	The Company issued 3,146,854 of common shares to GHS Investments, LLC, from preferred shares series D conversion during Q1 2022.
•	The Company issued 1,800,000 shares of common stock for cash at $0.01548 per share, and 3,000,000 shares of common stock for cash at $0.01716 per share, and 2,300,000 shares of common stock for cash at $0.01729 per share, and 2,300,000 shares of common stock for cash at $0.0110 per share to Peak One during Q2 2022.
•	As stock-based compensation for annual bonus for calendar year of 2021, the Company issued 5,000,000 shares restricted common stock to the Chief Investment Officer and 10,000,000 shares restricted common stock to the Chief Executive Officer all at market price $0.0138 per share Q2 2022.
•	The Company issued 5,521,473 of common shares to GHS Investments, LLC from preferred shares series D conversion Q2 2022.
•	The Company issued 30,000,000 shares of restricted stock at market price $0.0138 per share to seven consultants for 6 months to 18 months consulting services of movies and NFT related business in Q2 2022.

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

On December 20, 2021, the Company issued 34 shares of series D preferred stock to the investor for the purchase price of $34,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $31,267.

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

NOTE 12 – INCOME TAXES

Components of net deferred tax assets, including a valuation allowance, are as follows:

	February 28,2022	August 31, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$998,118	$871,681
Less: valuation allowance	(998,118)	(871,681)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $998,118 as of February 28, 2022 and $871,681 as of August 31, 2021. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2022 and August 31, 2021

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Six months ended
	February 28,
	2022	2021
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company's future business will focus on local cinemas and websites in the United States. During the six months ended February 28, 2022 and February 28, 2021, the Company and its subsidiary have incurred a consolidated net loss of $600,105   and $1,521,663, respectively and had net loss carryforward from prior years. As a result, the Company and its subsidiary did not incur any income tax during the three and six months ended February 28, 2022 and February 28, 2021.

NOTE 13 – CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of February 28, 2022 and August 31, 2021, cash balance of $114,747 and $131,796, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. The Company didn’t deposit with financial institutions located in US and were not subject to credit risk. While management believes that these financial institutions and third-party fund holders are of high credit quality, it also continually monitors their creditworthiness.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of its operations and there are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

Operating lease

On November 22, 2020, the Company closed down a display store and terminated its lease, which has an original term from February 23, 2019 to February 22, 2022, as a result of the COVID-19 impact and uncertainties of the economy in Hong Kong.

The Company leased certain office space in Hong Kong from ZESTV STUDIOS LIMITED, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, under operating lease for three years from May 1, 2019 to April 30, 2022 with annual rental of $66,048 (HK$ 516,000). On May 1, 2022, the Company signed a new operating lease agreement with ZESTV STUDIOS LIMITED to lease its Hong Kong office premise for two years from May 1, 2022 to April 2024 with annual rental of $66,048 (HK$ 516,000).

The Company lease office space in Singapore under operating lease from April 13, 2021 to March 31, 2022 with monthly rental of $716 (SGD 974).

The Company leases office space at 48 Wall Street, New York, under operating lease for one year from September 1, 2021 to August 31, 2022 with annual rental of $20,400.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first year, including real estate related taxes and landlord’s insurance.

The cash lease expense for the six months ended February 28, 2022 and 2021 was $53,121 and $48,293, respectively. The cash lease expense for the three months ended February 28, 2022 and 2021 was $29,313 and $21,612, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $ 1,099,892 as of February 28, 2022.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $124,551 and $49,483 lease expenses for the six months ended February 28, 2022 and 2021, respectively, including both cash and non-cash lease expenses.

	February 28, 2022	August 31, 2021
Total Lease Payments	$1,099,892	$48,822
Less: imputed interest	$(19,468)	$(596)
Present value of lease liabilities	$1,080,424	$48,226
Current portion of obligations under operating leases	$177,451	$48,226
Obligations under operating leases, non-current	$902,973	$0

For future lease payment for next five years as follow

Year	Amount
FY2023	$184,088
FY2023	178,677
FY2024	248,168
FY2025	252,954
FY2026	236,005
Total lease payments	$1,099,892

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

On March 2, 2022, the Company acquired 25 parts web drama series copyright at a price of $525,000 from Anyone Pictures Ltd.

On April 27, 2022, the Company acquired NFT MMM from Stareastnet Portal Ltd, at a price of $280,000. The Company hold STAREASTnet NFT Movies and Music Marketplace (NFT MMM), a decentralized application based on the NFT (Non-Fungible Token) for a movie and music marketplace with the option to buy physical, digital download or both, in one place. The digital copyrights of movies and music are generalized through NFTs, whose smart contracts facilitate the verifications of digital copyrights saved on the blockchain.

On May 3, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Lushang” to a third party at a price of $128,000.

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

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. We have a Patent License as per a license agreement to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China  . In February 2019, we launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts based on the WeChat platform, utilizing Artificial Intelligence. It is a matching platform for performers, advertiser merchants, and owners for more efficient services. We previously generated revenues through an agency service fee from each matched performance. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. Starting in January 2021, however, the Company started generating movie box-office revenue from the movie “Ai Bian Quan Qiu” as a result in the easing of COVID-19 restrictions.

Our License to the technology previously generated revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the License to the video synthesis. The sub-licensing revenue was recognized monthly based upon the number of users who download the APP that utilizes the Company’s patent. In January, 2021, our sublicensing agreement with Anyone Picture to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the technology since the end of December, 2020. We have no sublicenses in place currently.

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

On October 21, 2021, the Company entered into a Lease Agreement (the “Lease”) with Martabano Realty Corp. (the “Landlord”), pursuant to which the Company agreed to lease approximately 8,375 square feet of in what is known as the Mt. Kisco Theatre at 144 Main Street, Mount Kisco, New York. The term of the Lease is five years plus free rent period. Commencing in month four, the Company's monthly base rent obligation will be approximately $6,979, which amount will increase in year three to $13,260, year four at$13,658 and the final year at $14,067 in accordance with the terms of the Lease. The Lease contains customary provisions for real property leases of this type, including provisions allowing the Landlord to terminate the Lease upon a default by the Company.

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

On April 27, 2022, the Company has entered into a Sale and Purchase Agreement of Assets with STAREASTnet as instead previously disclosed “NFT Movie and Music Market (NFT MMM) Development and Maintenance Contract. It’s more benefit for the Company, Stareastnet assures the NFT MMM reliability of platform running, such as the blockchain technical and connections of third-party service provider.

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

We plan to focus on the video streaming and other web-based applications and expand our business into those areas that we believe we situate the company for continued and increased revenues. As the pandemic is forecasted to worsen in the United States and other areas around the globe, we believe that the demand for our IP, online products and services offerings increases. While we cannot guarantee that the negative effects of the pandemic will not interfere with our ability to generate revenues, we intend to strengthen our position in this dynamic market and position the company to best suit its stockholders.

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

Total revenue for the three months ended February 28, 2022 was $1,800,000, compared with $76,800 for the three months ended February 28, 2021. The increase in revenue for the three months ended February 28, 2022 over the three months ended February 28, 2021, is mainly attributable to copyright sales of films for the current period, where in 2021, we achieved revenue of $76,800 from the patent license fees.

Our cost of revenues was $1,373,134 for the six months ended February 28, 2022, as compared with $454,927 for the six months ended February 28, 2021. Most of the increase in cost of revenues for the six months ended February 28, 2022 was the result of amortizing movie broadcast rights, not present in the same period 2021.

Our cost of revenues was $686,567 for the three months ended February 28, 2022, as compared with $298,841  for the three months ended February 28, 2021. Most of the increase in cost of revenues for the three months ended February 28, 2022 was the result of amortizing movie broadcast rights, not present in the same period 2021.

As a result, we had a gross profit of $426,866 for the six months ended February 28, 2022, as compared with a gross loss of $301,327 for the six months ended February 28, 2021. The increase in gross profit margin for the six months ended February 28, 2022 is attributable to revenue increase from copyright sales of films.

As a result, we had a gross profit of $1,113,433 for the three months ended February 28, 2022, as compared with a gross loss of $222,041 for the three months ended February 28, 2021. The increase in gross profit margin for the three months ended February 28, 2022 is attributable to revenue increase from copyright sales of films.

We hope to generate revenues for the balance of the fiscal year with start generate revenue of NFT MMM, as well as achieving enough customers to start subscriptions for ABQQ.tv. and generate revenue from the NYC cinema box office.

Operating Expenses

Operating expenses increased to $1,026,971 for the six months ended February 28, 2022 from $949,134 for the six months ended February 28, 2021. Our operating expenses for six months ended February 28, 2022 consisted of general and administrative expenses of $736,054 and related party salary and wages of $290,917. In contrast, our operating expenses for the six months ended February 28, 2021 consisted of general and administrative expenses of $764,796 and related party salary and wages of $184,337.

Operating expenses decreased to $663,004 for the three months ended February 28, 2022 from $711,638 for the three months ended February 28, 2021. Our operating expenses for three months ended February 28, 2022 consisted of general and administrative expenses of $423,337 and related party salary and wages of $239,667. In contrast, our operating expenses for the three months ended February 28, 2021 consisted of general and administrative expenses of $578,651 and related party salary and wages of $132,987.

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

We had other income of $0 for the three months ended February 28, 2022, as compared with other expenses of $117,877 for the three months ended February 28, 2021.

Net Income (Loss)

We incurred a net loss in the amount of $602,944 for the six months ended February 28, 2022, as compared with a net loss of $1,521,663 for the six months ended February 28, 2021.

We incurred a net profit in the amount of $449,101 for the three months ended February 28, 2022, as compared with a net loss of $996,209 for the three months ended February 28, 2021.

Liquidity and Capital Resources

As of February 28, 2022, we had $1,172,472 in current assets consisting of cash, prepaid expenses, subscription receivable and other receivable. Our total current liabilities as of February 28, 2022 were $1,230,655. As a result, we have a working deficit of $58,183 as of February 28, 2022 as compared with a working deficit of $228,669 as of August 31, 2021.

Operating activities used $899,705 in cash for the six months ended February 28, 2022, as compared with $3,291,897 used in cash for the same period ended February 28, 2021. Our negative operating cash flow in 2022 was mainly the result of our net loss for the six months combined with operating changes in other receivable net off amortization of intangible assets. Our negative operating cash flow in 2021 was mainly the result of our net loss for the six months combined with operating changes in accounts payable and accrued liabilities, and from related party payables.

Financing activities provided $899,106 for the six months ended February 28, 2022, as compared with $1,066,639 provided in financing activities for the six months ended February 28, 2021. Our positive financing cash flow for February 28, 2022 was the result of proceeds from sales of our common stock and preferred stock. Our positive financing cash flow for February 28, 2021 was the result of proceeds from issuance of convertible notes and convertible notes and sales of our common stock and preferred stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 28, 2022, the Company had an accumulated deficit of approximately $7.18 million and a negative working capital of $58,183. For the six months ended February 28, 2022, the Company incurred a net loss of approximately $0.6 million and had negative cash flows of approximately $0.9 million from its operations. Although, the Company generated net income of approximately $0.45 million as the result of selling the broadcast right for three movies (“Love over the world”, “Our treasures” and “Confusion”) for the three months ended February 28, 2022, the future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continued as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

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

Our critical accounting policies are set forth in Note 1 to the financial statements.

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

The Company issued 5,521,473 of common shares from preferred shares series D conversions

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
June 10, 2022

By:	/s/ Vella Deng
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
June 10, 2022

