Form 10-Q
period 2022-05-31
AB INTERNATIONAL GROUP CORP.
filed 2022-07-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2022
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 362,089,322 common shares as of July 14, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2022 and August 31, 2021 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for nine months ended May 31, 2022 and 2021 (unaudited).
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2022 and 2021 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

3

AB INTERNATIONAL GROUP

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$371,762	$132,253
Accounts receivable	8,120	—
Prepaid expenses	2,333	13,566
Related party receivable	—	1,439
Subscription receivable	—	87,239
Other receivable	—	644,785
Total Current Assets	382,215	879,282

Fixed assets and leasehold improvement, net	13,803	53,705
Right of use operating lease assets, net	1,069,557	47,827
Intangible assets, net	3,513,272	3,998,805
Long-term prepayment	1,796,265	761,600
Other assets	45,241	16,508
TOTAL ASSETS	$6,820,353	$5,757,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$333,905	$118,283
Related party payable	1,049,341	933,434
Current portion of obligations under operating leases	229,014	48,226
Due to stockholders	25,088	2,347
Other payable	3,827	3,827
Dividend payable	5,119	1,834
Total Current Liabilities	1,646,294	1,107,951

Obligations under operating leases, non-current	920,900	—
Total Liabilities	2,567,194	1,107,951

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of May 31, 2022 and August 31, 2021, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of May 31, 2022 and August 31, 2021, respectively	20	20
Series C preferred stock, 283,890 and 0 shares issued and outstanding, as of May 31, 2022 and August 31, 2021, respectively	284	—
Series D preferred stock, 0 and 0 shares issued and outstanding, as of May 31, 2022 and August 31, 2021, respectively	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 327,841,919 and 226,589,735 shares issued and outstanding, as of May 31, 2022 and August 31, 2021, respectively	327,842	226,590
Additional paid-in capital	12,595,751	11,009,517
Accumulated deficit	(8,366,088)	(6,578,978)
Unearned compensation	(304,750)	(7,473)
Total Stockholders’ Equity	4,253,159	4,649,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,820,353	$5,757,727

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2022	2021	2022	2021

Revenue	$2,056,000	$102,400	$256,000	$(51,200)
Cost of revenue	(2,235,534)	(878,601)	(862,400)	(423,674)
Gross Profit (Loss)	(179,534)	(776,201)	(606,400)	(474,874)

OPERATING EXPENSES
General and administrative expenses	(1,106,121)	(1,208,142)	(370,067)	(443,345)
Related party salary and wages	(342,167)	(258,837)	(51,250)	(74,500)
Total Operating Expenses	(1,448,288)	(1,466,979)	(421,317)	(517,845)

Loss From Operations	(1,627,822)	(2,243,180)	(1,027,717)	(992,719)

OTHER INCOME (EXPENSES)
Rent income	—	1,920	—	—
Interest expense, net	—	(156,815)	—	(28,161)
Penalty expenses	(141,945)		(141,945)
Gain /(Loss) from change in fair value	—	64,584	—	45,490
Gain/(Loss) from lease termination	—	(3,251)	—	—
Gain/(Loss) from prepaid convertible note	—	(232,797)	—	(104,482)
Gain/(Loss) from warrant termination	—	(12,343)	—	—
Gain/(Loss) from warrant exercise	—	(75,000)	—	—
Total Other Expenses	(141,945)	(413,702)	(141,945)	(87,153)

Loss Before Income Tax Provision	(1,769,767)	(2,656,882)	(1,169,662)	(1,079,872)
Income tax provision	—	55,347	—	—
NET LOSS	(1,769,767)	(2,601,535)	(1,169,662)	(1,079,872)
Preferred shares dividend expense	(17,343)	(7,009)	(14,504)	(7,009)

Net loss available to common stock holders	$(1,787,110)	$(2,608,544)	$(1,184,166)	$(1,086,881)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.01)	$(0.00)	$(0.01)
NET LOSS PER SHARE: DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	267,359,634	174,927,364	321,035,615	174,927,364
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	267,359,634	174,927,364	321,035,615	174,927,364

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance – February 28, 2021	173,434,466	$173,434	400,025	$400	$8,825,968	$(4,492,544)	$(14,973)	$4,492,286
Common shares issued for cash	4,000,000	4,000	—	—	282,000	—	—	286,000
Put Shares issued for cash	5,056,633	5,057	—	—	493,954	—	—	499,011
Common shares issued to officers for services	—	—	—	—	—	—	3,750	3,750
Common shares issued for consulting services	8,200,000	8,200	—	—	237,800	—	—	246,000
Preferred shares converted into common shares	3,880,152	3,880	—	—	173,043	—	—	176,923
Preferred shares series D issuance	—	—	95	—	73,077	—	—	73,077
Warrants termination and exercised	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,086,881)	—	(1,086,881)
Balance - May 31,2021	194,571,251	$194,571	400,120	$400	$10,085,842	$(5,579,425)	$(11,223)	$4,690,166

Balance - February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121
Preferred shares series C issuance	—	—	96,075	96	73,504	—	—	73,600
Preferred shares series C converted into common shares	29,044,512	29,045	(234,300)	(234)	(28,811)	—	—	—
Penalty and dividend in connection with Preferred shares series C	—	—	—	—	156,003	—	—	156,003
Preferred shares series D converted into common shares	3,639,345	3,639	(37)	—	(3,639)	—	—	—
Stock based compensation - consultants	—	—	—	—	—	—	96,601	96,601
Net loss	—	—	—	—	—	(1,184,166)	—	(1,184,166)
Balance - May 31, 2022	327,841,919	$327,842	403,890	$404	$12,595,751	$(8,366,088)	$(304,750)	$4,253,159

Balance - August 31, 2020	46,661,417	$46,661	—	—	$7,271,983	$(2,970,881)	$(391,667)	$3,956,097
Common shares issued for cash	23,000,000	23,000	—	—	529,000	—	—	552,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,667	—
Put Shares issued for cash	20,276,633	20,277	—	—	1,215,862	—	—	1,236,139
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(11,223)	33,777
Common shares issued for consulting services	17,700,000	17,700	—	—	513,300	—	—	531,000
Preferred shares converted into common shares	3,880,152	3,880	—	—	173,043	—	—	176,923
Preferred shares series A issuance	—	—	100,000	100	—	—	—	100
Preferred shares series B issuance	—	—	20,000	20	319,980	—	—	320,000
Preferred shares series C issuance	—	—	280,025	280	243,220	—	—	243,500
Preferred shares series D issuance	—	—	95	—	73,077	—	—	73,077
Warrants termination and exercised	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(2,608,544)	—	(2,608,544)
Balance - May 31, 2021	194,571,251	$194,571	400,120	$400	$10,085,842	$(5,579,425)	$(11,223)	$4,690,166

Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	14,900,000	14,900	—	—	268,282	—	—	283,182
Preferred shares series C issuance	—	—	518,190	518	440,067	—	—	440,585
Preferred shares series C converted into common shares	29,044,512	29,045	(234,300)	(234)	(28,811)	—	—	—
Penalty and dividend in connection with Preferred shares series C	—	—	—	—	156,003	—	—	156,003
Preferred shares series D issuance	—	—	187	—	187,000	—	—	187,000
Preferred shares series D and dividend shares converted into common shares	12,307,672	12,307	(187)	—	(12,307)	—	—	—
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(297,277)	323,723
Net loss	—	—	—	—	—	(1,787,110)	—	(1,787,110)
Balance - May 31, 2022	327,841,919	$327,842	403,890	$404	$12,595,751	$(8,366,088)	$(304,750)	$4,253,159

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,787,110)	$(2,608,544)
Adjustments to reconcile net loss to net cash from operating activities:
Executive salaries and consulting fees paid in stock	323,723	564,877
Depreciation of fixed asset	39,902	39,748
Amortization of intangible asset	2,235,533	853,001
Loss/(gain) from change in fair value of derivatives	—	(64,584)
Loss/(gain) from lease termination	—	3,251
Loss/(gain) from warrant termination	—	12,343
Loss/(gain) from warrant exercise	—	75,000
Loss/(gain) prepaid convertible note	—	232,797
Interest expense	—	156,822
Non-cash note conversion fees	—	8,750
Non-cash dividend expense for preferred shares	17,343	—
Non-cash penalty expense	141,945	—
Non -cash lease expense	79,957	1,761
Changes in operating assets and liabilities:
Accounts receivable	(8,120)	137,700
Interest receivable	—	26,240
Related party receivable	1,439	86,142
Prepaid expenses	11,233	9,024
Rent security & electricity deposit	(28,733)	1,987
Long-term prepayment	(1,151,480)	—
Purchase of movie and TV series broadcast right and copyright	(708,400)	(3,539,369)
Accounts payable and accrued liabilities	215,622	(267,149)
Related party payable	115,907	283,896
Due to / from stockholders	22,741	(218)
Tax payable	—	(56,750)
Other payable	—	243
Net cash used in operating activities	(478,498)	(4,043,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(5,000)
Purchase of intangible assets	(280,000)	—
Net cash used in investing activities	(280,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	233,017
Proceeds from common stock issuances	370,422	1,530,619
Proceeds from preferred share B issuances	—	320,000
Proceeds from preferred share C issuances	440,585	243,500
Proceeds from preferred share D issuances	187,000	250,000
Payments for warrant termination	—	(95,000)
Prepayments of convertible notes	—	(821,970)
Net cash provided by financing activities	998,007	1,660,166

Net increase (decrease) in cash and cash equivalents	239,509	(2,387,866)
Cash and cash equivalents –beginning of the period	132,253	2,455,061
Cash and cash equivalents – end of the period	$371,762	$67,195

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$—	$137,766
Convertible notes converted to common shares	$—	$(183,752)
Transfer from other receivable to long term prepayment	$644,785	—
Transfer from long term prepayment to intangible assets	$761,600	—
Additions to ROU assets from operating lease liabilities	$1,207,789	$27,421
Common shares returned due to officer resignations	$—	$(391,667)

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2022 and 2021

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

The unaudited consolidated financial statements as of and for the three and nine months ended May 31, 2022 and 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended May 31, 2022 and 2021 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

The Company had preferred shares and had no convertible notes and warrants as of May 31, 2022. For the three months ended May 31, 2022 and 2021, and for the nine months ended May 31, 2022 and 2021, no potentially diluted shares were included in the diluted loss per share as they would be anti-dilutive.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of May 31, 2022, the Company had an accumulated deficit of approximately $8.37 million and a negative working capital of $1.26 million. For the nine months ended May 31, 2022, the Company incurred a net loss of approximately $1.77 million. Although, the Company generated revenue of approximately $2.06 million as the result of selling the mainland China copyrights and broadcast rights for five movies (“Love over the world”, “Our treasures”, “Confusion”, “Huafeng” and “Lushang”) for the nine months ended May 31, 2022, the future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 3 –PREPAID EXPENSES

Prepaid expense was $2,333 and $13,566 as of May 31, 2022 and August 31, 2021, respectively. Prepaid expense as of May 31, 2022 primarily includes prepayment of the OTC market annual fee.

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the stockholders for issuance of common stock. As of May 31, 2022, the company had no subscription receivable. As of August 31, 2021, the subscription receivable balance of $87,239 was the result of 3 million Put shares to Peak One Opportunity Fund LP.

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

The depreciation expense was $39,902 and $39,748 for nine months ended May 31, 2022 and 2021, respectively.

	May 31, 2022	August 31, 2021
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(158,475)	(118,573)
Property and equipment, net	$13,803	$53,705

NOTE 6 – INTANGIBLE ASSETS

As of May 31, 2022 and August 31, 2021, the balance of intangible assets are as follows;

	May 31, 2022	August 31, 2021
Patent license right	$500,000	$500,000
Movie copyrights - Love over the world	853,333	853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - Huafeng	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie copyrights - LuShang	256,000	—
Movie copyrights - QiQingKuaiChe	1,024,000	—
TV drama copyright – 15 episodes	190,000	—
Movie and TV series broadcast rights	2,439,840	2,439,840
NFT MMM platform	280,000	—
Total cost	7,542,533	5,792,533
Less: Accumulated amortization	(4,029,261)	(1,793,728)
Intangible asset, net	$3,513,272	$3,998,805

Intangible assets include: 1) a patent license right obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment (See Note 10); 2) copyrights for the movie “Love over the world”, “Huafeng”, “Our treasures”, “LuShang”, “QiQingKuaiChe”, the sitcom “Chujian”, copyright for one TV drama series, and 3) broadcast rights for fifty-nine movie and TV series; 3) On April 27, 2022, the Company purchased a unique Non-Fungible Token movie and music marketplace, named as the NFT MMM, from Stareastnet Portal Limited, which including an APP “NFT MMM” on Google Play, and full right to the website: starestnet.io.

The amortization expense for three months ended May 31, 2022 and 2021 was $862,399 and $428,794, respectively. The amortization expense for nine months ended May 31, 2022 and 2021 was $2,235,533 and $853,001, respectively.

On January 24, 2022, the Company sold the mainland China copyrights and broadcast rights of the movie “Love over the world”, “Our treasures” and “QiQingKuaiChe” received $1,800,000. On May 2, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Huafeng” to a third party at a price of $128,000. The Company remains to have all copyright of outside of mainland China. On May 3, 2022, the Company sold the mainland China copyright and broadcast right of the movie “LuShang” to a third party at a price of $128,000. The Company remains to have all copyright of outside of mainland China.

The estimated amortization expense for each of the two succeeding years is as follows. The intangible assets as of May 31, 2022 will be fully amortized in the fiscal year of 2024.

Period ending May 31	Amortization expense
2023	$2,760,402
2024	$752,870

NOTE 7 – RIGHTS-TO-USE OPERATING LEASE ASSETS, NET

Rights-to-use lease assets, net consisted of the following:

	May 31, 2022	August 31, 2021
Right-to-use gross asset	$1,431,026	$223,237
Less: accumulated amortization	(361,469)	(175,410)
Right-to-use asset, net	$1,069,557	$47,827

NOTE 8 – LONG-TERM PREPAYMENT

The long-term prepayment balance relates to movie copyrights and broadcast rights for movies as below:

Name of movie	May 31, 2022	August 31, 2021
Prepayment of Movie - LuShang	$—	$256,000
Prepayment of Movie - QiQingKuaiChe	—	505,600
Prepayment of TV drama series	525,000	—
Prepayment of Movie - Too Simple	1,271,265	—
Total long-term prepayment	$1,796,265	$761,600

•	In October 2019, the Company acquired a broadcast right of “LuShang” (English name: “On the Way”) from All In One Media Ltd for online streaming at a price of $256,000 This broadcast right permits online streaming globally and has been fully paid. “LuShang” has been approved for screening by the Chinese government in February 2022. The Company recognized an intangible asset of $256,000 in March 2022 when the movie is available for online broadcasting after one month it’s released in mainland China cinemas. The Company sold the mainland China copyright and broadcast right of this movie in May 2022 (See Note 6).

•	In November 2019, the Company acquired a broadcast right of “QiQingKuaiChe” (English name: “Confusion”) from All In One Media Ltd for online streaming at a price of $115,200. This broadcast right only allows online streaming outside China. In July 2021, the Company acquired the full movie copyright for both domestic and overseas with an additional cost of $908,800, and the total price is $1,024,000. In March 2022, the Company made the full payment and the movie copyright is recognized as an intangible asset. The Company sold the mainland China copyright and broadcast right of this movie in January 2022 (See Note 6).

•	The Company acquired a movie copyright of “Too Simple” from Guang Dong Honor Pictures Ltd in July 2021 at a price of $1,271,265, which was to be paid in installments. As of May 31, 2022 and August 31, 2021, $1,271,265 and $644,785 was paid and recorded in long-term prepayment and other receivable, respectively. On December 31, 2021, the Company entered into a termination contract with Guang Dong Honor Pictures Ltd to cancel the purchase of copyright and to receive a full refund before May 31, 2022. The Company further negotiated with Guang Dong Honor Pictures and on June 23, 2022, both parties agreed to resume the purchase transaction.

•	On March 2, 2022, the Company signed a purchase agreement to acquire the copyright to broadcast a 25-episode TV drama series outside of mainland China. The fill episode is expected to deliver to the Company by the end of October 2022.

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

Liabilities measured at fair value on a recurring basis are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at May 31, 2022
Derivative liabilities	$—	$—	$—	$—

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,371
Increase from note issuances	—
Decrease from note prepayment	(136,320)
Changes in the fair value	18,439
Fair value at February 28, 2021	$45,490
Increase from note issuances	—
Decrease from note prepayment	(45,490)
Fair value at May 31, 2021	$—

NOTE 10– RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of May 31, 2022 and August 31, 2021, the Company had due to stockholders of $25,088 and $2,347, respectively.

Youall Perform Services Ltd, owned by the son of the Company’s Chief Executive Offer and the Company’s former Secretary and Treasurer Jianli Deng, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January 2020. For the three and nine months ended May 31, 2022 and 2021, the Company didn’t recognize any revenue from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $0 and $1,439 as of May 31, 2022 and August 31, 2021, respectively.

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

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement is for a term of 5 years commencing on the effective date on June 1, 2017 and may be renewed at the Company’s written election conveyed to Licensor before the end of the term for a further term of five years. The Company has already paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the nine months ended May 31, 2022 and 2021 were $0 and $30,720, respectively, during the three months ended May 31, 2022 and 2021 were $0 and $15,360, respectively. In January 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December 2020 given there has been no sublicensing royalty revenue generated from the patent.

The Company rented an office from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng (See Note 14). On December 1, 2020, the Company entered an agreement with Zestv Studios Limited to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. The Company will refund Zestv Studios Limited the movie royalties. As of May 31, 2022 and August 31, 2021, the Company had refund of movie royalties revenue net of movie distribution commission fee payable to Zestv Studios Limited of $763,770 and $933,434, respectively. During the three months ended May 31, 2022, Zestv Studios Limited also loaned total of $285,571 to the Company as the working capital. The loan is non-interest bearing and due on demand.

As of May 31, 2022 and August 31, 2021, the Company had total related party payable to Zestv Studios Limited of $1,049,341 and $933,434, respectively.

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

During the nine months ended May 31, 2022 and 2021, the Company paid CEO and CFO total salary of $342,167 and $258,837, respectively. During the three months ended May 31, 2022 and 2021, the Company paid CEO and CFO total salary of $51,250 and $74,500, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has the following equity activities during the nine months ended May 31, 2022:

Common shares

•	The Company issued 2,500,000 and 3,000,000 shares of put shares to Peak One for cash at $0.02288, and $0.02719, respectively, per share during Q1 2022.
•	The Company issued 3,146,854 of common shares to GHS Investments, LLC, from preferred shares series D conversion during Q1 2022.
•	The Company issued 1,800,000 shares of common stock for cash at $0.01548 per share, and 3,000,000 shares of common stock for cash at $0.01716 per share, and 2,300,000 shares of common stock for cash at $0.01729 per share, and 2,300,000 shares of common stock for cash at $0.0110 per share to Peak One during Q2 2022.
•	As stock-based compensation for annual bonus for calendar year of 2021, the Company issued 5,000,000 shares restricted common stock to the Chief Investment Officer and 10,000,000 shares restricted common stock to the Chief Executive Officer all at market price $0.0138 per share Q2 2022.
•	The Company issued 5,521,473 of common shares to GHS Investments, LLC from preferred shares series D conversion Q2 2022.
•	The Company issued 30,000,000 shares of restricted stock at market price $0.0138 per share to seven consultants for 6 months to 18 months consulting services of movies and NFT related business in Q2 2022.
•	On March 10, 2022, the Company issued 5,638,298 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.
•	On March 11, 2022, the Company issued 3,639,345 shares to GHS Investments, LLC for the conversion of Series D preferred stock.
•	On March 15, 2022, the Company issued 2,819,149 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.
•	On March 16, 2022, the Company issued 2,329,670 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.
•	On March 21, 2022, the Company issued 4,764,045 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.
•	On March 24, 2022, the Company issued 6,235,294 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.
•	On March 30, 2022, the Company issued 4,416,667 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.
•	On April 7, 2022, the Company issued 2,841,389 shares to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.

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

On March 16, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 96 075 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $83,500. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $73,600.

The Company also recorded a penalty expense of $141,945 which was in connection with the conversion of Series C preferred stocks due to the fact that the Company was late filing the Form 10-Q for the period ended February 28, 2022.

NOTE 12 – INCOME TAXES

Components of net deferred tax assets, including a valuation allowance, are as follows:

	May 31, 2022	August 31, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$1,246,974	$871,681
Less: valuation allowance	(1,246,974)	(871,681)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,246,974 as of May 31, 2022 and $871,681 as of August 31, 2021. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2022 and August 31, 2021

Reconciliation between the statutory rate and the effective tax rate is as follows:

	Nine months ended
	May 31,
	2022	2021
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company's future business will focus on local cinemas and websites in the United States. During the nine months ended May 31, 2022 and 2021, the Company and its subsidiary have incurred a consolidated net loss of $1,769,767 and $2,601,535, respectively and had net loss carryforward from prior years. As a result, the Company and its subsidiary did not incur any income tax during the three and nine months ended May 31, 2022 and 2021.

NOTE 13 – CONCENTRATION OF RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of May 31, 2022 and August 31, 2021, cash balance of $371,762 and $131,796, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. The Company didn’t deposit with financial institutions located in US and were not subject to credit risk. While management believes that these financial institutions and third-party fund holders are of high credit quality, it also continually monitors their creditworthiness.

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

The cash lease expense for the nine months ended May 31, 2022 and 2021 was $135,648 and $69,905, respectively. The cash lease expense for the three months ended May 31, 2022 and 2021 was $82,527 and $21,612, respectively. All leases are on a fixed payment basis. None of the leases include contingent rentals. The Company had lease commitment of $1,171,693 as of May 31, 2022.

In accordance with ASC 250-10-45-14, the adoption of ASC 842 lease accounting standard has resulted in $215,604 and $71,665 lease expenses for the nine months ended May 31, 2022 and 2021, respectively, including both cash and non-cash lease expenses.

	May 31, 2022	August 31, 2021
Total Lease Payments	$1,171,694	$48,822
Less: imputed interest	$(21,780)	$(596)
Present value of lease liabilities	$1,149,914	$48,226
Current portion of obligations under operating leases	$229,014	$48,226
Obligations under operating leases, non-current	$920,900	$—

For future lease payment for next five years as follow

May 31,	Amount
2023	$238,443
2024	258,064
2025	249,362
2026	254,183
2027	171,642
Total lease payments	$1,171,694

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 10, 2022 to the date these financial statements were issued.

Issuance of Common Stock

On June 13, 2022, the Company issued 5,672,727 common shares for the conversion of Series C preferred stock.

On June 21, 2022, the Company issued 7,090,909 common shares for the conversion of Series C preferred stock.

On June 27, 2022, the Company issued 7,428,571 common shares for the conversion of Series C preferred stock.

On July 5, 2022, the Company issued 9,069,767 common shares for the conversion of Series C preferred stock.

On July 7, 2022, the Company issued 4,724,318 common shares for the conversion of Series C preferred stock.

Issuance of Series C preferred stock

On June 1, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 147,775 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $128,500. The closing occurred on June 16, 2022. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $115,000. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

Copyright Transfer Agreement

On June 22, 2022, the Company entered an agreement with Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, to transfer the mainland China copyright and broadcast right for the movie “Too Simple” to Zestv Studios Limited. The total transfer price is $750,000.

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

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. In February 2019, we launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts utilizing Artificial Intelligence. It is a matching platform for performers, advertiser merchants, and owners for more efficient services. We previously generated revenues through an agency service fee from each matched performance. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. As a result, we decide to focus mainly the IP transactions and online video streaming. Our management and operations are from the New York City, the international media center.

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of May 31, 2022, the Company acquired 59   movie broadcast rights and a 15-episode TV drama series. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

On April 27, 2022, we purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM, from Stareastnet Portal Limited, which including an APP “NFT MMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. As the expert of IP transactions specialized in the media industry, we believe that NFTs provide great potential in the intellectual property protection domain.  It can promote transparency and liquidity and open the market to innovators who aim to commercialize their IP efficiently. We are actively launching movie and TV drama copyrights NFTs to buyers on the NFT MMM, and expect to generate revenues from the transactions incurred on the platform.

Subsequent to quarter end, on June 22, 2022, we entered an agreement with Zestv Studios Limited, a Hong Kong entity 100% owned by our Chief Executive Officer Chiyuan Deng, to transfer the mainland China copyright and broadcast right for the movie “Too Simple” to Zestv Studios Limited. The total transfer price was $750,000.

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

Results of Operations

Revenues

Our total revenue reported for the nine months ended May 31, 2022 was $2,056,000, compared with $102,400 for the nine months ended May 31, 2021. The increase in revenue for the nine months ended May 31, 2022 over the same period last year was mainly attributable to the Company sold the mainland China copyright and broadcast right of the movie “Love over the world”, “Our treasures” and “QiQingKuaiChe” for $1,800,000, and sold the mainland China copyrights and broadcast rights of the movie “LuShang” and “Huafeng” for total $256,000. For the same period last year, we had to shutdown of the performance matching platform (Ai Bian Quan Qiu). Since no large social gathering is allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020.

Total revenue for the three months ended May 31, 2022 was $256,000, compared with negative revenue of $51,200 for the three months ended May 31, 2021. The increase was mainly due to we sold the mainland China copyrights and broadcast rights of the movie “LuShang” and “Huafeng” for total $256,000.

Our cost of revenues was $2,235,534 for the nine months ended May 31, 2022, as compared with $878,601 for the nine months ended May 31, 2021. Most of the increase in cost of revenues for the nine months ended May 31, 2022 was the result of amortizing movie copyrights and broadcast rights due to the Company obtained more movie copyrights and broadcast rights.

Our cost of revenues was $862,400 for the three months ended May 31, 2022, as compared with $423,674 for the three months ended May 31, 2021. Most of the increase in cost of revenues for the three months ended May 31, 2022 was the result of amortizing movie copyrights and broadcast rights due to the Company obtained more movie copyrights and broadcast rights.

As a result, we had a gross loss of $179,534 for the nine months ended May 31, 2022, as compared with a gross loss of $776,201 for the nine months ended May 31, 2021. The negative gross profit for the nine months ended May 31, 2022 was attributable to the amortization of movie broadcast rights exceeded the revenue from the copyright sales of films.

As a result, we had a gross loss of $606,400 for the three months ended May 31, 2022, as compared with a gross loss of $474,874 for the three months ended May 31, 2021. The increase in gross loss for the three months ended May 31, 2022 was attributable to the amortization of movie broadcast rights exceeded the revenue from the copyright sales of films.

On April 27, 2022, we purchased a unique Non-Fungible Token movie and music marketplace, named as the NFT MMM, from Stareastnet Portal Limited, which including an APP “NFT MMM” on Google Play, and full right to the website: starestnet.io. We are actively launching movie NFT to buyers on the NFT MMM, and expect to generate transaction revenues from the platform.

In addition, we are increasing the marketing activities to achieve enough customers to start subscriptions for ABQQ.tv. and as well as generating revenue from the NYC cinema box office sales.

Operating Expenses

Operating expenses decreased to $1,448,288 for the nine months ended May 31, 2022 from $1,466,979 for the nine months ended May 31, 2021. Our operating expenses for nine months ended May 31, 2022 consisted of general and administrative expenses of $1,106,121 and related party salary and wages of $342,167. In contrast, our operating expenses for the nine months ended May 31, 2021 consisted of general and administrative expenses of $1,208,142 and related party salary and wages of $258,837.

Operating expenses decreased to $421,317 for the three months ended May 31, 2022 from $517,845 for the three months ended May 31, 2021. Our operating expenses for three months ended May 31, 2022 consisted of general and administrative expenses of $370,067 and related party salary and wages of $51,250. In contrast, our operating expenses for the three months ended May 31, 2021 consisted of general and administrative expenses of $443,345 and related party salary and wages of $74,500.

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

Other Income/Expenses

We had other expense of $141,945 for the nine months ended May 31, 2022, as compared with other expenses of $413,702 for the nine months ended May 31, 2021.

We had other expense of $141,945 for the three months ended May 31, 2022, as compared with other expenses of $87,153 for the three months ended May 31, 2021.

Our other expenses for the nine and three months ended May 31, 2022 were the penalty expense recorded in connection with the conversion of its Series C preferred stocks due to the fact that the Company was late filing the Form 10-Q for the period ended February 28, 2022.

Our other expenses for the nine and three months ended May 31, 2021 were mainly the result of interest expense and the loss from prepaid convertible notes and warrant exercises.

Net Loss

We incurred a net loss in the amount of $1,769,767 for the nine months ended May 31, 2022, as compared with a net loss of $2,601,535 for the nine months ended May 31, 2021.

We incurred a net loss in the amount of $1,169,662 for the three months ended May 31, 2022, as compared with a net loss of $1,079,872 for the three months ended May 31, 2021.

Liquidity and Capital Resources

As of May 31, 2022, we had $382,215 in current assets consisting of cash, accounts receivable and prepaid expenses. Our total current liabilities as of May 31, 2022 were $1,646,294. As a result, we have a working deficit of $1,264,079 as of May 31, 2022 as compared with a working deficit of $228,669 as of August 31, 2021.

Operating activities used $478,498 in cash for the nine months ended May 31, 2022, as compared with $4,043,032 used in cash for the same period ended May 31, 2021. Our negative operating cash flow in nine months ended May 31, 2022 was mainly the result of our net loss for the nine months combined with operating changes in purchase of copyrights and broadcast rights and changes in the long-term prepayments, offset by the amortization of intangible assets and increased account payable and accrued liabilities. Our negative operating cash flow in the same period in 2021 was mainly the result of our net loss for the nine months combined with operating changes in purchase of copyrights and broadcast rights, offset by the amortization of intangible assets..

Investing activities used $280,000 for the nine months ended May 31, 2022, as compared with $5,000 used for the nine months ended May 31, 2021. Our negative investing cash flow for May 31, 2022 was mainly the result of the purchase of NFT MMM, a unique Non-Fungible Token movie and music marketplace.

Financing activities provided $998,007 for the nine months ended May 31, 2022, as compared with $1,660,166 provided in financing activities for the nine months ended May 31, 2021. Our positive financing cash flow for the period ended May 31, 2022 was the result of proceeds from issuance of our common stock and preferred stock. Our positive financing cash flow for the period ended May 31, 2021 was the result of proceeds from issuance of convertible notes and convertible notes and sales of our common stock and preferred stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of May 31, 2022, the Company had an accumulated deficit of approximately $8.37 million and a negative working capital of $1.26 million. For the nine months ended May 31, 2022, the Company incurred a net loss of approximately $1.77 million and had negative cash flows of approximately $0.48 million from its operations. Although, the Company generated revenue of approximately $2.06 million as the result of selling the mainland China copyrights and broadcast rights for five movies (“Love over the world”, “Our treasures”, “Confusion”, “Huafeng” and “Lushang”) for the nine months ended May 31, 2022, the future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Off Balance Sheet Arrangements

As of May 31, 2022, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended May 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on January 12, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following equity activities during the three months ended May 31, 2022:

On April 7, 2022, the Company issued 2,841,389 shares of common stock to Geneva Roth Remark Holding Inc. for the conversion of Series C preferred stock.

Subsequent to the reporting period, the Company had the following equity activities:

From June 13, 2022 to July 7, 2022, the Company issued 33,986,292 common shares for the conversion of Series C preferred stock.

On June 1, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 147,775 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $128,500. The closing occurred on June 16, 2022.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer
July 15, 2022

By:	/s/ Jianli Deng
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
July 15, 2022

