Form 10-K
period 2022-08-31
AB INTERNATIONAL GROUP CORP.
filed 2022-12-08
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2022
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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,472,649

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 609,811,480 common shares as of November 28, 2022.

1

PART I

Item 1. Business

Company Overview

The Company was incorporated under the laws of the State of Nevada on July 29, 2013. The Company's fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. On June 1, 2017 we have a patent license to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Licensee to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the Technology since the end of December, 2020. On February 2019, we launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts utilizing Artificial Intelligence. It is a matching platform for performers, advertiser merchants, and owners for more efficient services. We previously generated revenues through an agency service fee from each matched performance. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. As a result, we decide to focus mainly the IP transactions and online video streaming.

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

On May 5, 2022, the Company incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating Mt. Kisco Theatre located in Mount Kisco, NY. The theatre has started operations in October 2022. After a rough two years for movie theatres due to the pandemic, movie theaters are starting to show signs of life again. The Company is intending to shift the business strategy from online only to the combination of online and offline business. The Company expects to generate considerable revenue from its movie theater business line in the following years.

From January to June of 2022, we sold mainland China copyright and broadcast rights of several movies to third parties, including the following:

▪	On January 24, 2022, the Company sold the mainland China copyrights and broadcast rights of the movies “Love over the world”, “Our treasures” and “Confusion” to a third party for a price of $1,800,000.
▪	On May 2, 2022, the Company sold the mainland China copyright and broadcast right of the movie “A story as a picture” to a third party for a price of $128,000.
▪	On May 3, 2022, the Company sold the mainland China broadcast right of the movie “On the Way” to a third party for a price of $128,000.
▪	On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, for a price of $750,000.

We still own the copyright and broadcast rights to these movies outside of mainland China.

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

Competition

For our movie theatre business, due to the government has left most of the restrictions, many movies which are delayed due to COVID-19 are expected to be released in the following years, movie theater business is starting to show signs of life again. Our theatre is subject to varying degrees of competition in the geographic areas in which it operates. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre locations. Online platform ABQQ.tv has no commercial revenue yet, the major competitors including Netflix, Amazon and Apple.

For NFT, the company just licensed the software to 3rd party for license fee only, no competitors in the market yet.

Government Regulation

Our theatres in the United States must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations, including websites and mobile apps for such accommodations, be accessible to individuals with disabilities and that new construction or alterations are made to conform to accessibility guidelines. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants and additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements, consumer and employee privacy rights, and licensing, including alcoholic beverage sales. We believe our theatres are in material compliance with such requirements.

During the COVID-19 pandemic, our theatres have been subject to various governmental orders requiring us to take or refrain from certain activities including, but not limited to, suspending operations, reduction in seating capacities, enforcement of social distancing, establishment of enhanced cleaning protocols, restrictions on food and beverage sales, tracking the identity of guests, employee protection protocols, and limitation on operating hours. Although the orders have been modified frequently, we believe our theatres have maintained material compliance with such orders. We currently cannot predict when or if COVID-19 related governmental orders will be fully terminated and whether similar orders will be utilized more frequently during future public health outbreaks.

Employees

We currently have 16 employees.

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

Operational Risks

AB Cinemas theatres

•	risks relating to motion picture production and theatrical performance;
•	our lack of control over distributors of films;
•	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;
•	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;
•	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date;
•	AB Cinemas may not meet anticipated revenue projections, which could result in a negative impact upon operating results;
•	failures, unavailability or security breaches of our information systems;
•	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
•	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;
•	the risk of severe weather events or other events caused by climate change disrupting or limiting operations;
•	supply chain disruptions and labor shortages may negatively impact our operating results; and
•	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.

NFT MMM license business

The licensee(s) unable pay license fee to the company for any reason, because they are first time running such business.

Regulatory Risks

AB Cinemas theatres

•	general and international economic, political, regulatory, social and financial market conditions, economic unrest, terrorism, hostilities, cyber-attacks, war, widespread health emergencies, such as COVID-19 or other pandemics, and other geopolitical risks;
•	review by antitrust authorities in connection with acquisition opportunities;
•	risks relating to the incurrence of legal liability, including costs associated with ongoing securities class action lawsuits;
•	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;
•	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance; and
•	other risks referenced from time to time in filings with the SEC.

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

Risks Related to Our Financial Condition

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

We have sold shares of our Series C Preferred Stock with discount to market conversions that have the effect of driving down our stock price, from which we may never recover.

We have sold shares of our Series C Preferred Stock to accredited investors. Our certificate of designation for the Series C Preferred Stock contains terms that allow for discounted conversions from the company’s stock price, with a 25% discount. The Series C Preferred Stock also requires us to issue dividends of 12% on the stated value annually. As such, these shareholders may convert their Series C Preferred Stock into common stock at discounted prices, which has the effect of driving down our stock price. Our stock price may not recover from the discounted conversions.

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

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company we will be exempt from auditor attestation requirements concerning any such report so long as we are a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

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

Our common stock is quoted under the symbol “ABQQ” on the OTCPink operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

▪	technological innovations or new products and services by us or our competitors;
▪	government regulation of our products and services;
▪	the establishment of partnerships with other technology companies;
▪	intellectual property disputes;
▪	additions or departures of key personnel;
▪	sales of our common stock;
▪	our ability to integrate operations, technology, products and services;
▪	our ability to execute our business plan;
▪	operating results below expectations;
▪	loss of any strategic relationship;
▪	industry developments;
▪	economic and other external factors; and
▪	period to period fluctuations in our financial results.

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

In the event we are required to raise additional capital we may do so by selling additional shares of common stock thereby diluting the shares and ownership interests of existing shareholders.

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

We have the right to issue additional common stock and preferred stock without consent of shareholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment

We are authorized to issue up to 10,000,000,000 shares of common stock, of which there were 609,811,480 shares issued and outstanding as of November 28, 2022. In addition, our articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. We have designated and authorized, one 100,000 share of Series A Preferred Stock, 20,000 shares of Series B Convertible Preferred Stock, 1,000,000 shares of Series C Preferred Stock, and 5,075 shares of Series D Preferred Stock. As of November 28, 2022, there were issued and outstanding (i) 100,000 shares of our Series A Preferred Stock, (ii) 20,000 shares of our Series B Preferred Stock, (iii) 330,050 shares of our Series C Preferred Stock, and (iv) 0 shares of our Series D Convertible Preferred Stock.

The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation. We have designated four series of preferred stock, four of which have shares issued and outstanding.

Item 2. Properties

We do not own any real estate or other properties. Our headquarters is located at 48 Wall Street, Suite 1009, New York, NY 10005. This lease started on September 1st, 2020. The rental expense for the years ended August 31, 2022 and 2021 was $20,400 and $20,400, respectively.

The Company leased certain office space in Hong Kong from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, under operating lease for three years from May 1, 2019 to April 30, 2022 with annual rental of $66,048 (HKD 516,000). On May 1, 2022, the Company signed a new operating lease agreement with Zestv Studios Limited to lease its Hong Kong office premise for two years from May 1, 2022 to April 2024 with annual rental of $66,048 (HKD 516,000).

The Company also leased an office space in Singapore under operating lease from April 13, 2021 to March 31, 2022 with monthly rental of $716 (SGD 974).

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “ABQQ” on the OTC Pink operated by OTC Markets Group, Inc.

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

Holders of Our Common Stock

As of August 31, 2022, we had 384,512,583 shares of our common stock issued and outstanding, held by approximately 539 shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

The Company had the following equity activities during the year ended August 31, 2022:

Common shares

•	The Company issued 2,500,000 and 3,000,000 shares of put shares to Peak One for cash at $0.02288, and $0.02719, respectively, per share during Q1 2022.
•	The Company issued 1,800,000 shares of common stock for cash at $0.01548 per share, and 3,000,000 shares of common stock for cash at $0.01716 per share, and 2,300,000 shares of common stock for cash at $0.01729 per share, and 2,300,000 shares of common stock for cash at $0.0110 per share to Peak One during Q2 2022.
•	As stock-based compensation for annual bonus for calendar year of 2021, the Company issued 5,000,000 shares restricted common stock to the Chief Investment Officer and 10,000,000 shares restricted common stock to the Chief Executive Officer all at market price $0.0138 per share Q2 2022.
•	The Company issued 30,000,000 shares of restricted stock at market price $0.0138 per share to seven consultants for 6 months to 18 months consulting services of movies and NFT related business in Q2 2022.
•	The Company issued total 85,715,176 of common shares from preferred shares series C conversion during the year.
•	The Company issued total 12,307,672 of common shares from preferred shares series D conversion during the year.

Common stock purchase agreement

On August 2, 2022, the Company entered into a common stock purchase agreement with Alumni Capital LP, a Delaware limited partnership. Pursuant to the agreement, Alumni Capital LP shall purchase $1.0 million of common stocks after a Registration Statement is declared effective by the Securities and Exchange Commission. The purchase price is number of common stocks in a Purchase Notice issued by the Company multiplied by 75% of the lowest traded price of the Common Stock five Business Days prior to the Closing, which is no later than five business days after the Purchase Notice Date.

The Company will use the proceeds from the sale of the common stocks for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in good faith deem to be in the best interest of the Company. The registration of these securities was effective on September 13, 2022.

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

On October 21, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 98,325 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $85,450. The closing occurred on October 21, 2021. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $75,390.

During the quarter ended November 30, 2021, the Company issued 153 shares of series D preferred stock to an investor for the purchase price of $153,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $140,760.

On December 9, 2021, the Company issued 34 shares of series D preferred stock to an investor for the purchase price of $34,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $31,280.

On January 21, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 89,490 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $78,035. The closing occurred on January 21, 2022. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $68,535.

On March 16, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 96,075 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $83,500. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $73,600.

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

On July 19, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 92,000 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $80,000. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $70,380.

The Company also recorded a penalty expense of $141,945 which was in connection with the conversion of Series C preferred stocks due to the fact that the Company was late filing the Form 10-Q for the period ended February 28, 2022.

The Company had the following equity activities during the year ended August 31, 2021:

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

Results of Operations

Revenues

Our total revenue for the year ended August 31, 2022 was $2,928,000, as compared with the revenue of $115,091 for the year ended August 31, 2021.

The significant increase in revenue for the year ended August 31, 2022 was mainly attributable to revenue from the sale of mainland China copyright and broadcast rights for a number of movies to third parties and a related party owned by our officer and director, Mr. Chiyuan Deng, as well as license fee income in connection with the license of our NFT MMM platform to a third party. For the same period last year in 2021 , we had to shutdown of the performance matching platform (Ai Bian Quan Qiu). Since no large social gathering was allowed as a result of COVID-19, there has been no revenue generated from the performance matching platform (Ai Bian Quan Qiu) since the end of January, 2020.   Our revenue in 2021 was mainly attributable to patent sublicensing.

Our cost of revenues was $3,221,789 for the year ended August 31, 2022, as compared with $1,494,328 for the year ended August 31, 2021. The increase in cost of revenues was mainly due to the result of amortizing movie copyrights and broadcast rights as a result of the Company obtaining more movie copyrights and broadcast rights in fiscal 2022 as compared to fiscal 2021.

As a result, we had a gross loss of $293,789 for the year ended August 31, 2022, as compared with a gross loss of $1,379,237 for the year ended August 31, 2021. The negative gross profits for the years ended August 31, 2022 and 2021 were attributable to the amortization of movie broadcast rights exceeded the revenue from the copyright sales of films and patent sublicensing, respectively.

We expect to generate increased revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Expenses

Operating expenses was $1,737,998 for the year ended August 31, 2022, as compared to $1,844,670 for the year ended August 31, 2021.

Our operating expenses for year ended August 31, 2022 consisted of general and administrative expenses of $1,190,360 and related party salary and wages of $547,638. In contrast, our operating expenses for the years ended August 31, 2021 consisted of general and administrative expenses of $1,511,333 and related party salary and wages of $333,337.

We experienced a decrease in general and administrative expenses in fiscal 2022 as compared to fiscal 2021, mainly as a result of decreased consulting fees and depreciation expense, while salaries, professional fees, travel and entertainment increased in 2022 as compared with 2021.

We experienced an increase in related party salary and wages in fiscal 2022 as compared to fiscal 2021. During the years ended August 31, 2022 and 2021, the Company paid the Chief Executive Offer and Chief Financial Officer total compensation of $393,165 and $270,125, respectively. The Company also paid Chief Investment Officer total compensation of $154,473 and $63,212, respectively, for the years ended August 31, 2022 and 2021.

We anticipate our operating expenses will increase as we undertake our plan of operations, including increased costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC and COVID compliance as our business grows more complex and more expensive to maintain. On the COVID front, we expect that restrictions will ease moving forward, but there may still be setbacks as variants to the virus emerge and governments take lockdown measures in response. These and other costs for COVID expenditures may increase our operational costs in fiscal 2023 at various levels of operation.

Other Expenses

We had other expenses of $142,184 for the years ended August 31, 2022, as compared with other expenses of $413,702 for the year ended August 31, 2021. Our other expenses for fiscal 2022 was the result of penalty expenses recorded in connection with the conversion of the Company’s Series C preferred stocks due to the fact that the Company was late filing the Form 10-Q for the period ended February 28, 2022. Our other expenses in fiscal 2021 were mainly the result of interest expense and the loss from prepaid convertible notes and warrant exercises.

Net Loss

We incurred a net loss in the amount of $2,173,971 for the year ended August 31, 2022, as compared with a net loss of $3,582,262 for the year ended August 31, 2021.

Liquidity and Capital Resources

As of August 31, 2022, we had $97,258 in current assets consisting of cash and prepaid expenses. Our total current liabilities as of August 31, 2022 were $954,124. As a result, we have a negative working capital of $856,866 as of August 31, 2022 as compared with a negative working capital of $228,669 as of August 31, 2021.

Operating activities used $1,500,168 in cash for the year ended August 31, 2022, as compared with $5,143,038 used in cash for the year ended August 31, 2021.

Our negative operating cash flow in fiscal 2022 was mainly the result of our net loss for the year combined with the purchase and deposit for acquiring movie and TV series copyrights and broadcast rights, and the decrease of related party payable balance, offset by the amortization of intangible assets, and increased account payable and accrued liabilities.

Our negative operating cash flow in fiscal 2021 was mainly the result of our net loss for the year combined with changes in purchase deposit, accounts payable and accrued liabilities, purchase of movie and TV series broadcast right and copyright, and offset by related party payable.

We had no investing activities for the year ended August 31, 2022. We used $5,000 in cash in investing activities for the year ended August 31, 2021.

Financing activities provided $1,452,138 for the year ended August 31, 2022, as compared with $2,825,230 provided by financing activities for the year ended August 31, 2021. Our positive financing cash flow in fiscal 2022 was the result of proceeds from issuance of our common stock and preferred stock and from increase of due to stockholders. Our positive financing cash flow in fiscal 2021 was the result of proceeds from convertible notes and sales of our common stock and preferred stock, offset by payments for warrant termination and prepayments for convertible notes.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of August 31, 2022, the Company had an accumulated deficit of approximately $8.8 million and a working capital deficit of $856,866. For the year ended August 31, 2022, the Company incurred a net loss of approximately $2.2 million and the net cash used in operations was approximately $1.5 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations.

Although, the Company generated significant revenue of approximately $2.9 million as the result of selling the mainland China movie and TV series copyrights and broadcast rights, as well as the licensing fee from the NFTMM platform in fiscal 2022, the future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain the continued financial support from its stockholders or external financing. Management believes the existing stockholders will continue to provide the additional cash to meet the Company’s obligations as they become due. The Company also intends to fund operations through cash flow generated from the operations, including the expected ticket sales from Mt. Kisco movie theatre, equity financing, debt borrowings, and additional equity financing from outside investors, to ensure sufficient working capital. However, no assurance can be given that additional financing, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

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

Off Balance Sheet Arrangements

As of August 31, 2022, there were no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of August 31, 2022 and 2021;
F-4	Consolidated Statements of Operations for the years ended August 31, 2022 and 2021;
F-5	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2022 and 2021;
F-6	Consolidated Statements of Cash Flows for the years ended August 31, 2022 and 2021;
F-7 - F-37	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AB International Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AB International Group Corp. (the “Company”) as of August 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for year ended August 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and the results of its operations and its cash flows for the year ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, as of August 31, 2022, the Company had an accumulated deficit of approximately $8.8 million and a working capital deficit of $856,866. For the year ended August 31, 2022, the Company incurred a net loss of approximately $2.2 million and the net cash used in operations was approximately $1.5 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters for current period.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2022

Hackensack, New Jersey

December 8, 2022

PCAOB ID Number 273

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

We have served as the Company's auditor since 2021 Saddle Brook, New Jersey

January 11, 2022

AB INTERNATIONAL GROUP

Consolidated Balance Sheets

	August 31,	August 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$84,223	$132,253
Prepaid expenses	13,035	13,566
Related party receivable	—	1,439
Subscription receivable	—	87,239
Purchase deposit for intangible assets, current portion	—	644,785
Total Current Assets	97,258	879,282

Property and equipment, net	12,695	53,705
Right of use operating lease assets, net	1,004,018	47,827
Intangible assets, net	3,798,282	3,998,805
Purchase deposits for intangible assets, non-current	881,724	761,600
Security deposit	45,240	16,508
TOTAL ASSETS	$5,839,217	$5,757,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$293,786	$122,110
Related party payable	15,127	933,434
Current portion of obligations under operating leases	229,813	48,226
Due to stockholders	377,398	2,347
Deferred revenue	38,000	—
Dividend payable	—	1,834
Total Current Liabilities	954,124	1,107,951

Obligations under operating leases, non-current	863,145	—
Total Liabilities	1,817,269	1,107,951

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;	—	—
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of August 31, 2022 and 2021, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of August 31, 2022 and 2021, respectively	20	20
Series C preferred stock, 335,850 and 0 shares issued and outstanding, as of August 31, 2022 and August 31, 2021, respectively	336	—
Series D preferred stock, 0 and 0 shares issued and outstanding, as of August 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 384,512,583 and 226,589,735 shares issued and outstanding, as of August 31, 2022 and 2021, respectively	384,512	226,590
Additional paid-in capital	12,636,838	11,009,517
Accumulated deficit	(8,789,901)	(6,578,978)
Unearned stock compensation	(209,957)	(7,473)
Total Stockholders’ Equity	4,021,948	4,649,776
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,839,217	$5,757,727

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

	Years ended
	August 31,
	2022	2021

Revenue	$2,928,000	$115,091
Cost of revenue	(3,221,789)	(1,494,328)
Gross Loss	(293,789)	(1,379,237)

OPERATING EXPENSES
General and administrative expenses	(1,190,360)	(1,511,333)
Related party salary and wages	(547,638)	(333,337)
Total Operating Expenses	(1,737,998)	(1,844,670)

Loss From Operations	(2,031,787)	(3,223,907)

OTHER INCOME (EXPENSES)
Rent income	—	1,920
Interest expense, net	(239)	(156,815)
Penalty expenses	(141,945)	—
Gain from change in fair value	—	64,584
Loss from lease termination	—	(3,251)
Loss from prepaid convertible note	—	(232,797)
Loss from warrant termination	—	(12,343)
Loss from warrant exercise	—	(75,000)
Total Other Expenses	(142,184)	(413,702)

Loss Before Income Tax Benefit	(2,173,971)	(3,637,609)

Income tax benefit	—	55,347
NET LOSS	$(2,173,971)	$(3,582,262)
Preferred shares dividend expense	(36,952)	(25,835)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,210,923)	$(3,608,097)

NET LOSS PER SHARE: BASIC	$(0.01)	$(0.02)
NET LOSS PER SHARE: DILUTED	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	290,712,023	194,571,251
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	290,712,023	194,571,251

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Stock Compensation	Total Equity

Balance - August 31, 2020	46,661,417	$46,661	—	$—	$7,271,983	$(2,970,880)	$(391,667)	$3,956,097

Common shares issued for cash	23,000,000	23,000	—	—	529,000	—	—	552,000
Common shares issued from note conversions	25,406,238	25,406	—	—	158,347	—	—	183,753
Common shares issued from warrant exercises	56,407,922	56,408	—	—	81,358	—	—	137,766
Common shares returned due to officer resignations	(261,111)	(261)	—	—	(391,405)	—	391,667	—
Put Shares issued for cash	31,646,633	31,647	—	—	1,662,904	—	—	1,694,551
Common shares issued to officers for services	1,500,000	1,500	—	—	43,500	—	(7,473)	37,527
Common shares issued for consulting services	17,700,000	17,700	—	—	513,300	—	—	531,000
Preferred shares series A issuance	—	—	100,000	100	—	—	—	100
Preferred shares series B issuance	—	—	20,000	20	319,980	—	—	320,000
Preferred shares series C issuance	—	—	280,025	280	243,220	—	—	243,500
Preferred shares series D issuance	—	—	798	1	722,999	—	—	723,000
Preferred shares series C dividend shares	—	—	19,322	19	16,782	—	—	16,802
Preferred shares series D dividend shares	—	—	6	0	7,200	—	—	7,200
Preferred shares and dividend shares converted into common shares	24,528,637	24,529	(300,151)	(300)	(24,228)	—	—	—
Termination of issued warrants	—	—	—	—	(145,423)	—	—	(145,423)
Net loss	—	—	—	—	—	(3,608,097)	—	(3,608,097)
Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776

Put Shares issued for cash	14,900,000	14,900	—	—	216,002	—	—	230,902
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(202,484)	418,516
Preferred shares series C issuance	—	—	757,965	758	586,148	—	—	586,906
Preferred shares series C converted into common shares	85,715,176	85,715	(422,115)	(422)	(85,293)	—	—	—
Penalty and dividend in connection with Preferred shares series C	—	—	—	—	174,731	—	—	174,731
Preferred shares series D issuance	—	—	187	—	172,040	—	—	172,040
Preferred shares series D and dividend shares converted into common shares	12,307,672	12,307	(187)	—	(12,307)	—	—	—
Net loss	—	—	—	—	—	(2,210,923)	—	(2,210,923)
Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948

  The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

	Years Ended
	August 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,210,923)	$(3,608,097)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Executive salaries and consulting fees paid in stock	418,516	568,627
Depreciation of fixed asset	41,010	53,048
Amortization of intangible asset	3,221,789	1,468,728
Gain from change in fair value of derivatives	—	(64,584)
Loss from lease termination	—	3,251
Loss from warrant termination	—	12,343
Loss from warrant exercise	—	75,000
Loss from prepaid convertible notes	—	232,797
Non-cash interest for convertible notes	—	156,822
Non-cash note conversion fees	—	8,750
Non-cash penalty and dividend expense for preferred shares	172,897	25,835
Non-cash lease expense	88,541	1,590
Changes in operating assets and liabilities:
Accounts receivable	—	137,700
Interest receivable	—	26,240
Related party receivable	1,439	86,142
Purchase deposit	—	(644,785)
Prepaid expenses	531	(2,542)
Rent security & electricity deposit	(28,732)	1,920
Purchase of movie and TV series broadcast right and copyright	(2,496,605)	(4,312,053)
Accounts payable and accrued liabilities	171,676	(240,950)
Related party payable	(918,307)	927,930
Tax payable	—	(56,750)
Deferred revenue	38,000	—
Net cash used in operating activities	(1,500,168)	(5,143,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(5,000)
Net cash used in investing activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	—	233,017
Proceeds from common stock issuances	318,141	2,220,812
Proceeds from preferred share B issuances	—	320,000
Proceeds from preferred share C issuances	586,906	243,500
Proceeds from preferred share D issuances	172,040	723,000
Payments for warrant termination	—	(95,000)
Prepayments of convertible notes	—	(821,970)
Due to shareholders	375,051	1,871
Net cash provided by financing activities	1,452,138	2,825,230

Net decrease in cash and cash equivalents	(48,030)	(2,322,808)
Cash and cash equivalents – beginning of the year	132,253	2,455,061
Cash and cash equivalents – end of the year	$84,223	$132,253

Supplemental Cash Flow Disclosures
Cash paid for interest	$239	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Cashless warrant exercises	$—	$137,766
Convertible notes converted to common shares	$—	$(183,752)
Transfer from purchase deposit to intangible assets	$1,406,385	$—
Additions to ROU assets	$1,207,789	$27,421
Common shares returned due to officer resignations	$—	$(391,667)
Preferred shares series C dividend paid in shares	$—	$16,802
Preferred shares series D dividend paid in shares	$—	$7,200
Preferred shares and dividend shares converted into common shares	$—	$990,502

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB International Group Corp. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013. The Company is an Intellectual Property (IP) investment and licensing company. The Company is primarily engaged in the acquisition and distribution of movies, TV shows and music. On December 15, 2014, the Company incorporated APP Board Limited in Hong Kong, with its operation focusing primarily on acquisition and distribution movies and TV Shows.

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

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. The Company has licensed NFT MMM platform to a third party for the operation and obtained license fee starting for the fourth quarter of fiscal 2022.

On May 5, 2022, the Company incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating Mt. Kisco Theatre located at 144 Main Street, Mount Kisco, NY. The Company intends to use this theatre with a total of 5 screens and 466 seats for screening films. This is the Company’s first cinema in the United States and movie theater will become a new business line of the Company. The theatre has started the operation since October 2022. After a rough two years for movie theatres due to the pandemic, movie theaters are starting to show signs of life again. The Company is intending to shift the business strategy from online only to the combination of online and offline business. The Company expects to generate considerable revenue from its movie theater business line in the following years.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiary App Board Limited and AB Cinemas NY, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Transactions

The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Gains and losses from transactions of foreign currency into U.S. dollars are included in current results of operations.

Prepayments

Prepayments primarily consist of OTC market annual fee and payments made to acquire the copyrights and distribution rights of movies, TV shows and music, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the years ended August 31, 2022 and 2021.

Property and Equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Leasehold improvement is related to the enhancements paid by the Company to leased offices. Leasehold improvement represents capital expenditures for direct costs of renovation or acquisition and design fees incurred. The amortization of leasehold improvements commences once the renovation is completed and ready for the Company’s intended use.

The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets, as follows:

Estimated Useful Life
Furniture	7 years
Appliances	5 years
Leasehold improvement	Lesser of useful life and lease term

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments that substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations in other income or expenses.

Intangible Assets

Intangible assets are recorded at the lower of cost or amortized cost or estimated fair value and amortized as follows:

•	Movie copyrights and broadcast rights: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years
•	Patent: straight-line method over the term of 5 years based on the patent license agreement
•	NFT MMM platform: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years

Amortized costs of the intangible asset are recorded as cost of sales, as the intangible assets are directly related to generation of revenues in the Company.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Lease property under operating lease

The Company adopted ASU No. 2016-02—Leases (Topic 842) since June 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities on the consolidated balance sheets. The standard did not materially impact the Company’s consolidated net earnings and cash flows.

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the year ended August 31, 2022 and 2021.

Revenue Recognition

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company derives its revenues primarily from three sources: (1) sub-licensing a patent; (2) selling copyrights of movies or TV shows; (3) licensing NFT MMM platform and providing technical service.

Revenue from sub-licensing a patent:

The sub-licensing revenue is recognized monthly based upon the number of users who download the APP that utilizes the Company’s patent. In January, 2021, the sublicensing agreement with Anyone Picture was terminated. As such, there has been no revenues generated from sub-licensing since the end of December, 2020. Once the Company finds another company to sublicense the patent, it will generate royalty revenue again.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

Revenue from selling copyrights of movies or TV shows:

The Company recognizes revenue when master copy of movie or TV show is delivered, the IP is authorized and transferred to customers. The Company’s contracts with customer are primarily on a fixed-price basis and do not contain cancelable and refund-type provisions.

Revenue from licensing NFT MMM platform and providing technical service fee:

The Company derives revenue from NFTMM platform license fees, which includes accessing the NFTMM platform and platform data on both app and website. The Company's contract has one year term, and is non-cancelable and non-refundable. In accordance with ASC 606, a 'right to access' license is recognized over the license period. Initial technical service fee comprises of installation, implementation and necessary training required by the customer. These services fees are recognized as the services are delivered at a point in time.

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contact assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs.

As of August 31, 2022 and 2021, other than deferred revenue, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts by product and service types, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenues for the years ended August 31, 2022 and 2021 are as follows:

	For the year ended August 31, 2022	For the year ended August 31, 2021
Sub-licensing a patent	$—	$115,091
Selling of copyrights of movies and TV shows	2,806,000	—
licensing NFT MMM platform	122,000	—
Total revenue	$2,928,000	$115,091

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Warrants

Warrants are classified as equity and the proceeds from issuing warrants in conjunction with convertible notes are allocated based on the relative fair values of the base instrument of convertible notes and the warrants by following the guidance of ASC 470-20-25-2.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for current income taxes in accordance with the laws of the relevant tax authorities. Income taxes are accounted for using the asset and liability approach. Under this approach, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred income taxes assets and liabilities are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Basic and Diluted Earning (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Share-Based Compensation

The Company follows the provisions of ASC 718, “Compensation - Stock Compensation,” which establishes the accounting for employee share-based awards. For employee share-based awards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense with graded vesting on a straight-line basis over the requisite service period for the entire award.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “‘Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the Company beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption of ASU 2021-04 to have a material effect on the consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and statements of cash flows.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2022, the Company had an accumulated deficit of approximately $8.8 million and a working capital deficit of $856,866. For the year ended August 31, 2022, the Company incurred a net loss of approximately $2.2 million and the net cash used in operations was approximately $1.5 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the stockholders for issuance of common stock. As of August 31, 2022, the subscription receivable balance was $nil. As of August 31, 2021, the subscription receivable of $87,239 represented the receivable balance from the issuance of 3 million Put shares to Peak One Opportunity Fund LP. The amount was subsequently received on September 4, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $41,010 and $53,048 for the years ended August 31, 2022 and 2021, respectively.

	August 31, 2022	August 31, 2021
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(159,583)	(118,573)
Property and equipment, net	$12,695	$53,705

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

As of August 31, 2022 and 2021, the balance of intangible assets are as follows:

	August 31, 2022	August 31, 2021
Patent license right	$—	$500,000
Movie copyrights - Love over the world	853,333	853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	—
Movie copyrights - Too simple	1,271,265	—
Movie copyrights - Confusion	1,024,000	—
TV drama copyright - 15 episodes	190,000	—
Movie and TV series broadcast rights	2,439,840	2,439,840
NFT MMM platform	280,000	—
Total cost	8,313,798	5,792,533
Accumulated amortization	(4,515,516)	(1,793,728)
Intangible assets, net	$3,798,282	$3,998,805

Intangible assets include: 1) a patent license right (expired on 6/1/2022) obtained from Guangzhou Shengshituhua Film and Television Company Limited as a worldwide license to a video synthesis and release system for mobile communications equipment; 2) copyrights for the movies and TV drama series; 3) broadcast rights for fifty-nine movie and TV series; and 4) On April 27, 2022, the Company purchased a unique Non-Fungible Token movie and music marketplace, named as the NFT MMM, from Stareastnet Portal Limited, an unrelated party, which including an APP“NFT MMM” on Google Play, and full right to the website: starestnet.io.

In July 2021, the Company acquired a movie copyright of “Too Simple” from Guang Dong Honor Pictures Ltd at a price of $1,271,265. As of August 31, 2021, $644,785 was paid and recorded as purchase deposit for intangible asset. On December 31, 2021, both parties entered into a termination contract to cancel the agreement for a full refund before May 31, 2022. Per further negotiation, on June 23, 2022, both parties agreed to resume the purchase transaction. The Company paid the remaining balance in fiscal 2022 and transferred the balance to intangible asset when it obtained the copyright of the movie. movie.

The estimated amortization expense for the years ended August 31, 2022 and 2021 was $3,221,789 and $1,468,728, respectively. Estimated future amortization expense is as follows:

Twelve months ending August 31,	Amortization expense
2023	$2,788,171
2024	1,010,111
Total	$3,798,282

On January 24, 2022, the Company sold the mainland China copyrights and broadcast rights of the movie “Love over the world”, “Our treasures” and “Confusion” to a third party for a price of $1,800,000.

On May 2, 2022, the Company sold the mainland China copyright and broadcast right of the movie “A story as a picture” to a third party for a price of $128,000. The Company remains to have all copyright of outside of mainland China.

On May 3, 2022, the Company sold the mainland China broadcast right of the movie “On the Way” to a third party for a price of $128,000. The Company remains to have all copyright of outside of mainland China.

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, for a price of $750,000. The Company remains to have all copyright of outside of mainland China.

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

On November 22, 2020, the Company closed down a display store and terminated its lease, which has an original term from February 23, 2019 to February 22, 2022, as a result of the COVID-19 impact and uncertainties of the economy in Hong Kong.

The Company leased certain office space in Hong Kong from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, under operating lease for three years from May 1, 2019 to April 30, 2022 with annual rental of $66,048 (HKD 516,000). On May 1, 2022, the Company signed a new operating lease agreement with Zestv Studios Limited to lease its Hong Kong office premise for two years from May 1, 2022 to April 2024 with annual rental of $66,048 (HKD 516,000).

The Company also leased an office space in Singapore under operating lease from April 13, 2021 to March 31, 2022 with monthly rental of $716 (SGD 974), and an office space at 48 Wall Street, New York, under operating lease for one year from September 1, 2021 to August 31, 2022 with annual rental of $20,400.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first year, including real estate related taxes and landlord’s insurance.

Total lease expense for the years ended August 31, 2022 and 2021 was $289,411 and $94,570, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Supplemental balance sheet information related to operating leases was as follows:

	August 31, 2022	August 31, 2021

Right-of-use assets, net	$1,004,018	$47,827

Operating lease liabilities - current	$229,813	$48,226
Operating lease liabilities - non-current	863,145	—
Total operating lease liabilities	$1,092,958	$48,226

The weighted average remaining lease terms was 4.37 years as of August 31, 2022.

The following is a schedule of maturities of lease liabilities are as follows:

Twelve months ending August 31,
2023	$238,443
2024	260,396
2025	250,555
2026	255,412
2027	107,275
Total future minimum lease payments	1,112,081
Less: imputed interest	(19,123)
Total	$1,092,958

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV drama was as follows:

	August 31, 2022	August 31, 2021

Purchase deposit for movie – On the way	$—	$256,000
Purchase deposit for movie – Confusion	—	505,600
Purchase deposit for 25-episode TV drama	525,000	—
Purchase deposit for five movies	356,724	—
Total purchase deposits for intangible assets	$881,724	$761,600

•	In November 2019, the Company acquired the broadcast right of “On the Way” from All In One Media Ltd for online streaming at a price of $256,000. The Company recognized the balance as intangible asset in March 2022 when the movie is available for online broadcasting. The Company sold the mainland China copyright and broadcast right of this movie in May 2022 (See Note 6).

•	In November 2019, the Company acquired the broadcast right of “Confusion” from All In One Media Ltd for online streaming at a price of $115,200. This broadcast right only allows online streaming outside mainland China. In July 2021, the Company acquired the full movie copyright for both mainland China and overseas with additional cost of $908,800 and the total price is $1,024,000. As of August 31, 2021, $505,600 was paid by the Company. The Company paid the remaining balance and recognized copyright as intangible asset in March 2022 when the movie is available for online broadcasting.

•	In March 2022, the Company signed a purchase agreement with Anyone Pictures Limited to acquire the copyright to broadcast a 25-episode TV drama series outside of mainland China at a price of $5253,000. The fill episode is expected to deliver to the Company by the end of December 2022.

•	In March 2022, the Company signed a purchase agreement with All In One Media Ltd to acquire the copyrights and broadcast right for five movies at a price of $1,500,000. These copyrights and broadcast rights allow the Company to broadcast these movies outside the mainland China. As of August 31, 2022, the Company made total payments of $356,724.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES

On November 18, 2019, the Company closed a private financing with EMA Financial, LLC (“EMA Financial” or the “Holder”) by issuing a convertible note (the “Note”). In connection with the issuance of the Note, the Company granted EMA Financial a five year cashless warrant (the “Warrant”) to purchase 30,000 shares of common stock at an exercise price of $12.5 per share. As of November 30, 2020, EMA Financial exercised 100% of the total warrant shares to acquire 45,851,221 common shares through cashless exercises.

On December 13, 2019, the Company entered into a Securities Purchase Agreement with Peak One Opportunity Fund, L.P., a Delaware limited partnership (“Peak One” or the “Holder”), pursuant to which we issued and sold to the Peak One a convertible promissory note. The Note has an original principal amount of $235,000, and upon issuance, the Company is expected to receive net proceeds of $211,500 after subtracting an original issue discount of $23,500 per the Note agreement. This Note carries a prorated original issue discount of up to $23,500 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note. Peak One has converted all the convertible notes into 1,096,846 common shares by July 16, 2020. In connection with the issuance of the Note, the Company granted Peak One a five year cashless warrant (the “Warrant”) to purchase 10,000 shares of common stock at an exercise price of $10 per share. As of November 30, 2020, Peak One exercised 100% of the total warrant shares to acquire 3,720,326 common shares through cashless exercises.

On January 8, 2020, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC, a New York limited company (“Crown Bridge”), pursuant to which the Company issued and sold to Crown a convertible promissory note, dated January 8, 2020, in the principal amount of $121,500. Upon issuance, the Company is expected to receive net proceeds of $109,500 after subtracting an original issue discount of $12,000 per the Note agreement. This Note carries a prorated original issue discount of up to $12,000 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note.  In connection with the issuance of each tranche of the Note, the Company granted Crown Bridge a five year cashless warrant (the “Warrant”) to purchase 4,680 shares of common stock at an exercise price of $12.5 per share.

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

On February 13, 2020, the Company closed a private financing with East Capital Investment Corporation (“East Capital” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000 with no original discount upon issuance. As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $50,000 of the consideration (the “First Tranche”). Out of $50,000 consideration, the Company has received $43,492 cash from East Capital with the remaining $6,508 spent as legal expense for note issuance and due diligence fees. The term of this convertible note is 1 year with the maturity date on February 13, 2021.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES (Continued)

On March 12, 2020, the Company closed a private financing with Armada Capital Partners, LLC, (“Armada” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $38,500 and an original issue discount of $3,500 per the Note agreement. As part of initial closing the outstanding principal amount shall be $38,500 and the Holder shall pay $35,000 of the consideration (the “First Tranche”). Out of $35,000 consideration, the Company has received $32,992 cash from Armada with the remaining $2,008 spent as legal expense for note issuance and due diligence fees. The term of this convertible note is one year with the maturity date on March 12, 2021. In connection with the issuance of the Armada Note, the Company granted Armada a five year cashless warrant (the “Warrant”) to purchase 4,200 shares of the Company’s common stock at an exercise price of $12.50 per share.

On July 17, 2020, the Company closed a private financing with EMA Financial, LLC (“EMA Financial” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $50,000, and upon issuance, carries a prorated original issue discount of up to $2,500 (the “OID”), to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note. As part of initial closing the outstanding principal amount shall be $50,000 and the Holder shall pay $47,500 of the consideration. Out of $47,500 consideration, the Company has received $42,987 cash from EMA Financial with the remaining $4,513 spent as legal expense for note issuance and due diligence fees. The term of the convertible note is one year with the maturity date on July 17, 2021.

On July 24, 2020, the Company closed a private financing with Power Up Lending Group Ltd., (“Power up” or the “Holder”) by issuing a convertible note (the “Note”). The Note has an original principal amount of $130,000 with no original discount upon issuance. As part of initial closing the outstanding principal amount shall be $130,000 and the Holder shall pay $130,000 of the consideration (the “First Tranche”). Out of $130,000 consideration, the Company has received $116,079 cash from Power up with the remaining $13,921 spent as legal expense for note issuance and due diligence fees. The term of this convertible note is one year with the maturity date on July 24, 2021.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES (Continued)

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES (Continued)

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES (Continued)

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES (Continued)

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONVERTIBLE NOTES (Continued)

In summary, the Company has either converted or prepaid all the outstanding convertible notes as of August 31, 2021. The below table lists conversions and prepayments during each quarter in fiscal 2021.

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

As of August 31, 2021, all convertible notes were either converted or paid. No convertible notes were issued in the year ended August 31, 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 31, 2021, the Company exercised the following warrant shares to acquire common shares via cashless exercises as below:

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS (Continued)

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS (Continued)

On August 2, 2022, in connection with this Common stock purchase (See Note 13), Alumni Capital LP is also entitled to purchase up to 50,000,000 shares of Company’s common stock (the “Warrant Shares”). The exercise price is $0.02 per shares with an exercise period commencing on August 2, 2022, and ending on the 5 years anniversary of the issuance date. (See Note 13). The aggregated fair value of the warrants is $234,000. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0048; risk free rate of 2.85%; expected term of 5 years; exercise price of $0.02; volatility of 221.4%; and expected future dividends of $Nil.

A summary of the status of the Company’s warrants as of August 31, 2022 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2020 (1) (2)	793,920	68,163,661
Warrants granted during the year	—	—
Exercised, forfeited or expired (3)	(793,920)	(68,163,661)
Outstanding as of August 31, 2021	—	—
Warrants granted during the year	50,000,000	—
Exercisable as of August 31, 2022	50,000,000	—

(1) Exercise price is reduced to the latest base price. Base price is either the note conversion price or the share issuance price, which the Company used while the warrants were outstanding.

(2) The number of shares is adjusted in accordance with the anti-dilution clause per the warrant agreement and equals the original number of warrant shares times the original exercise prices divided by base price.

(3)	•	The Company canceled 9,720 warrant shares with Crown Bridge and 4,200 warrant shares with Armanda Partners in November, 2020.
	•	Peak One Opportunities exercised 100% of 750,000 warrant shares issued on July 30, 2020.
	•	EMA Financial exercised all 30,000 warrant shares issued on January 17, 2020.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative liabilities of conversion features in convertible notes are classified within Level 3. The Company estimated the fair values of these liabilities at August 31, 2021 by using Monte Carlo simulation based on the remaining contractual terms, risk-free interest rates, and expected volatility of the stock prices, etc. The assumptions used, including the market value of stock prices in the future and the expected volatilities, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis as of August 31, 2021 are summarized below:

Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs ( Level 2)	Unobservable inputs ( Level 3)	Total Fair value at August 31, 2022 and 2021
Derivative liabilities	$-	$-	$-	$-

Derivative liabilities embedded in convertible notes

Fair value at August 31, 2020	$64,584
Increase from note issuances	74,187
Decrease from note conversions	(33,490)
Changes in the fair value	58,090
Fair value at November 30, 2020	$163,371
Increase from note issuances	—
Decrease from note prepayment	(136,321)
Changes in the fair value	18,439
Fair value at February 28, 2021	$45,490
Decrease from note prepayment	(45,490)
Fair value at August 31, 2021	—

No liabilities measured at fair value on a recurring basis as of and for the year ended August 31, 2022.

NOTE 12 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts due to stockholders represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of August 31, 2022, Chiyuan Deng, the Chief Executive Offer, and Jianli Deng, the Chief Financial Officer, as the Company’s stockholders, loaned $144,516 and $232,882, respectively, to the Company for working capital purpose. These loans are non-interest bearing and due on demand. As of August 31, 2022 and 2021, the Company had due to stockholders balance of $377,398 and $2,347, respectively.

Youall Perform Services Ltd, owned by Jianli Deng, the son of the Company’s Chief Executive Offer and the Company’s Chief Financial Officer, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January, 2020. For the years ended August 31, 2022 and 2021, the Company had no revenue from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $0 and $1,439 as of August 31, 2022 and 2021, respectively.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS (Continued)

In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022.The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. The Company will pay Youall Perform Services Ltd the remaining balance of $19,200 in December 2022.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement has a term of five years commencing on June 1, 2017 and was expired on June 1, 2022. The Company paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the years ended August 31, 2022 and 2021 were $0 and $25,600, respectively. In January, 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December, 2020 given there has been no sublicensing royalty revenue generated from the patent.

The Company rented an office from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng (See Note 7). For the years ended August 31, 2022 and 2021, the Company incurred related party office rent expense of $66,048 and $66,048, respectively. As of August 31, 2022 and 2021, the Company had accrued rent of $0 and $16,512, respectively, included in related party payable on the consolidated balance sheets.

On December 1, 2020, the Company entered an agreement with Zestv Studios Limited to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. As of August 31, 2021, the Company had refund payable of $916,922 for the movie royalty revenue net of the movie distribution commission fee to Zestv Studios Limited.

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. (See Note 6). The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022.

During the year ended August 31, 2022, Zestv Studios Limited also loaned total of $273,913 in May 2022 to the Company as the working capital. The loan is non-interest bearing and due on demand. The Company repaid the loan in June 2022.

As of August 31, 2022 and 2021, the Company had related party balance of $15,127 and $933,434 payable to Zestv Studios Limited, respectively.

On September 11, 2020 and May 24, 2022, the Company entered into two amended employment agreements with Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreements, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of the newly created Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares common stock to the Company received under his initial employment agreement.

As stock-based compensation for annual bonus for calendar year of 2021, the Company issued 5,000,000 shares restricted common stock to the Chief Investment Officer and 10,000,000 shares restricted common stock to the Chief Executive Officer which were valuated at market price $0.0138 per share in Q2 2022. During the years ended August 31, 2022 and 2021, the Company paid the Chief Executive Offer and Chief Financial Officer total compensation of $393,165 and $270,125, respectively. The Company also paid Chief Investment Officer total compensation of $154,473 and $63,212, respectively, for the years ended August 31, 2022 and 2021.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company had the following equity activities during the year ended August 31, 2022:

Common shares

•	The Company issued 2,500,000 and 3,000,000 shares of put shares to Peak One for cash at $0.02288, and $0.02719, respectively, per share during Q1 2022.
•	The Company issued 1,800,000 shares of common stock for cash at $0.01548 per share, and 3,000,000 shares of common stock for cash at $0.01716 per share, and 2,300,000 shares of common stock for cash at $0.01729 per share, and 2,300,000 shares of common stock for cash at $0.0110 per share to Peak One during Q2 2022.
•	As stock-based compensation for annual bonus for calendar year of 2021, the Company issued 5,000,000 shares restricted common stock to the Chief Investment Officer and 10,000,000 shares restricted common stock to the Chief Executive Officer which were valuated at market price $0.0138 per share in Q2 2022.
•	The Company issued 30,000,000 shares of restricted stock at market price $0.0138 per share to seven consultants for 6 months to 18 months consulting services of movies and NFT related business in Q2 2022.
•	The Company issued total 85,715,176 of common shares from preferred shares series C conversion during the year.
•	The Company issued total 12,307,672 of common shares from preferred shares series D conversion during the year.

Common stock purchase agreement

On August 2, 2022, the Company entered into a common stock purchase agreement with Alumni Capital LP, a Delaware limited partnership. Pursuant to the agreement, Alumni Capital LP shall purchase $1.0 million of common stocks as per the Company’s discretions after a Registration Statement is declared effective by the Securities and Exchange Commission. The purchase price is number of common stocks in a Purchase Notice issued by the Company multiplied by 75% of the lowest traded price of the Common Stock five Business Days prior to the Closing, which is no later than five business days after the Purchase Notice Date.

The Company will use the proceeds from the sale of the common stocks for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in good faith deem to be in the best interest of the Company. The registration of these securities was effective on September 13, 2022.

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

On October 21, 2021, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 98,325 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $85,450. The closing occurred on October 21, 2021. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $75,390.

During the quarter ended November 30, 2021, the Company issued 153 shares of series D preferred stock to an investor for the purchase price of $153,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $140,760.

On December 9, 2021, the Company issued 34 shares of series D preferred stock to an investor for the purchase price of $34,000. After the payment of transaction-related expenses, net proceeds to the Company from the issuance of the Series D Preferred Stock was $31,280.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (Continued)

On January 21, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 89,490 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $78,035. The closing occurred on January 21, 2022. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $68,535.

On March 16, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 96,075 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $83,500. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $73,600.

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

On July 19, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 92,000 shares of Series C Convertible Preferred Stock of the Company for a purchase price of $80,000. After payment of transaction-related expenses, net proceeds to the Company from the sale and issuance of the Series C Preferred Stock totaled $70,380.

The Company recorded dividend expenses of $36,952 and $25,835 in connection with its preferred stocks for the years ended August 31 2022 and 2021, respectively. The Company also recorded a penalty expense of $141,945 which was in connection with the conversion of Series C preferred stocks due to the fact that the Company was late filing the Form 10-Q for the period ended February 28, 2022.

The Company had the following equity activities during the year ended August 31, 2021:

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDERS’ EQUITY (Continued)

Preferred shares

The Company authorized 10,000,000 shares of preferred shares with a par value $0.001. During the year ended August 31, 2021, the Company issued 100,000 shares of Series A Preferred shares at par value $0.001, and 20,000 shares of Series B Preferred shares at $16 per share, 280,025 shares of Series C Preferred shares and 19,322 dividend shares were converted to 7,140,360 common shares in August, 2021, and 798 shares of Series D Preferred shares and 6 dividend shares were converted to 17,388,277 common shares in August, 2021.

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

NOTE 14 – INCOME TAXES

The Company has operations in the United States and Hong Kong, which is subject to a statutory income tax rate at 21% and 16.5%, respectively. Components of net deferred tax assets, including a valuation allowance, are as follows as of August 31, 2022 and 2021:

	August 31, 2022	August 31, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$1,328,204	$871,681
Less: valuation allowance	(1,328,204)	(871,681)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,328,204 and $871,681 as of August 31, 2022 and 2021, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2022 and 2021.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended August 31, 2022 and 2021:

	Years ended
	August 31,
	2022	2021
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

The Company’s fully owned subsidiary App Board Limited registered and located in Hong Kong. It is governed by the income tax law of the Hong Kong and is subject to a tax rate of 16.5%.

During the years ended August 31, 2022 and 2021, both the Company and its subsidiary incurred net loss. As a result, the Company and its subsidiary did not incur any income tax during the years ended August 31, 2022 and 2021.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CONCENTRATION RISK

Sales concentration

70% and 26% of the total revenue were generated from two customers, including a related party (see Note 12) during the year ended August 31, 2022. 89% of the total revenue was generated from one customer during the year ended August 31, 2021. There were no accounts receivable balances as of August 31, 2022 and 2021.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of August 31, 2022 and 2021, cash balance of $70,602 and $131,796, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of August 31, 2022 and 2021, cash balance of $13,621 and $0 respectively, were maintained at financial institutions in the US, and were subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. There is no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of its operations and there are no proceedings in which any of the Company’s directors, officers, or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to the Company’s interest.

Operating leases

The Company has several lease agreements to rent office spaces and movie theatre with its related party and third-party vendors. (See Note 7)

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2022 to the date these financial statements were issued.

Increasing authorized number of common shares

On October 11, 2022, the Company filed amendment to Articles of Incorporation to increase the authorized number of common shares from 1,000,000,000 shares to 10,000,000,000 shares. This increasing of authorized number of common shares has been retroactively reflected in the consolidated financial statements and notes thereto.

Common stock purchase

Pursuant to the common stock purchase agreement sighed with Alumni Capital LP on August 2, 2022 (See Note 10), Alumni Capital LP paid $24,225 on September 28, 2022 as the proceeds to subscribe 17,000,000 common shares. On October 27, 2022, Alumni Capital LP paid additional $26,250 as the proceeds to subscribe 35,000,000 common shares. On November 2 and November 17, 2022, Alumni Capital LP further subscribed 50,000,000 and 48,000,000 common shares, and paid $37,500 and $36,000 as the proceeds, respectively.

Issuance of Series C preferred stock

On September 6, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 90,275 shares of Series C Convertible Preferred Stock of the Company for a gross proceed of $78,500. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

Conversion of Series C preferred stock to common stock

Subsequent to the year ended August 31, 2022, the Company issued total 75,037,786 common shares for the conversion of total 96,075 Series C preferred stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	59	Chief Executive Officer, Principal Executive Officer
Jianli Deng	29	Chief Financial Officer and Director, Appointed on June 24, 2022
Jimmy Chue	66	Chief Investment Officer
Ho Fai Lam	66	Director

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

Jianli Deng

Mr. Deng is a producer of numerous international film and music productions involving mixed media. He is the creator of a mobile phone application which brings video merging functions containing sophisticated video editing technology normally utilized by computers to the smart phone. Mr. Deng attended Hong Kong Open University where he studied music marketing and management. Mr. Deng is the company’s CEO and director of the board period January 2016 to August 2017. Period August 2018 to August 2020, he is the company’s secretary and treasurer. Mr. Deng is the managing director of a private company Zestv Studios Limited since September 2020 to present.

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers, aside from Chiyuan and Jianli Deng, who are father and son.

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

Audit Committee

The Board of Directors established an audit committee to assist the Board of Directors in the execution of its responsibilities. Our audit committee, under its charter, is to be comprised solely of non-employee, independent directors as defined by NYSE American market listing standards.

The Audit Committee was established in October of 2019 and was comprised of Directors Ruiyu Guan and Ho Fai Lam, and is chaired by Director Lam. As a result of changes to the board, it is now comprised of just one member, Ho Fai Lam, who qualifies as an audit committee financial expert as defined under applicable SEC. rules. As a result, the Audit Committee will require an additional independent director as required under its charter, and the company plans to address the matter in the near future.

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

 For the fiscal year ending August 31, 2022, the Audit Committee did not complete its tasks due to the lack of membership on the committee. Instead, the entire board of directors authorized inclusion of the audited financial statements for the years ended August 31, 2022 and 2021 to be included in this Annual Report.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2022, there have been no late reports, failures to file or transactions not timely reported, aside from one transaction not timely reported for Mr. Chiyuan Deng.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report for the year ended August 31, 2019.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2021 and 2022.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng President, CEO	2021 2022	180,000 180,000	50,000 50,000	30,100 138,000	0 0	0 0	0 0	9,000 6,750	269,100 374,750
Jimmy Chue Chief Investment Officer	2021 2022	55,685 78,000	0 0	7,527 76,473	0 0	0 0	0 0	0 0	63,212 154,473
Jianli Deng CFO and Director	2021 2022	0 4,000	0 0	0 0	0 0	0 0	0 0	0 2,250	0 6,250
Brandy Gao, Former Chief Financial Officer	2021 2022	25,000 15,000	0 0	0 0	0 0	0 0	0 0	0 0	25,000 15,000
Vella Deng, Former Chief Financial Officer	2021 2022	0 12,000	0 0	0 0	0 0	0 0	0 0	0 4,000	0 16,000

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

On May 24, 2022, we again amended the employment agreement for Mr. Deng. The amended employment agreement allows us to pay Mr. Deng in shares of common stock at the market rate in lieu of cash payments on his salary. No other changes were made to the employment agreement.

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

On December 31, 2021, Brandy Gao resigned as Chief Financial Officer of the Company. On December 31, 2021, our board of directors appointed Vella Deng as our Chief Financial Officer. On June 24, 2022, Vella Deng resigned as our Chief Financial Officer. On June 24, 2022, our board of directors appointed Jianli Deng as our Chief Financial Officer and a member of our board of directors.

On August 29, 2020, we entered into a Separation Agreement and Release with each of Jianli Deng, Lijun Yu and Linqing Ye. Pursuant to the agreements, Mr. Deng resigned as Secretary and Treasurer, Mr. Yu resigned as Chief Marketing Officer and Mr. Ye resigned as Chief Operating Officer. Mr. Deng will remain on as a member of our board of directors. The Separation and Release Agreement cancelled the employment agreements for each of Messrs. Deng, Yu and Ye, and provided them each an indebtedness payment within five (5) business days of the agreements. Mr. Deng will receive $110,000, Miss Yu will receive $110,000 and Mr. Ye will receive $120,000. We received a release of all claims from these prior officers.

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

For the year 2019-2020, the Board of Directors approved of the payment of US$9,000 as the fee for each Director.

For the year 2020-2021, the Board of Directors approved of the payment of US$9,000 as the fee for each Director.

 For the year 2021-2022, the Board of Directors approved of the payment of US$9,000 as the fee for each Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2022 information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner	Common Stock		Series A Preferred Stock		Series B Preferred Stock
	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chiyuan Deng(3)	36,312,733	9.4%	100,000	100%	20,000	100%
Jianli Deng	269,444	*	—	—	—	—
Jimmy Chue	5,500,000	1.4%	—	—	—	—
Ho Fai Lam	—	—	—	—	—	—

All Directors and Executive Officers as a Group (5 persons)	42,082,177	10.9%	100,000	100%	20,000	100%
5% Holders
			—	—	—	—

* Less than 1%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 384,512,583 shares of common issued and outstanding, 100,000 shares of Series A Preferred Stock, and 20,000 shares of Series B Preferred Stock as of August 31, 2022.

(3)	Includes 100,000 shares that may be converted of the 100,000 shares of Series A Preferred Stock and 20,000,000 shares that may be converted of the 20,000 shares of Series B Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, and the related party transactions disclosed in Note 12 of the Company’s consolidated financial statements for the years ended August 31, 2022, for the past two fiscal years there have not been, and there is not currently proposed, any other transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts due to stockholders represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note. As of August 31, 2022, Chiyuan Deng, the Chief Executive Offer, and Jianli Deng, the Chief Financial Officer, as the Company’s stockholders, loaned $144,516 and $232,882, respectively, to the Company for working capital purpose. These loans are non-interest bearing and due on demand. As of August 31, 2022 and 2021, the Company had due to stockholders balance of $377,398 and $2,347, respectively.

Youall Perform Services Ltd, owned by Jianli Deng, the son of the Company’s Chief Executive Offer and the Company’s Chief Financial Officer, collects revenue from the performance matching platform “Ai Bian Quan Qiu” via a Wechat official account on behalf of the Company. Due to the COVID-19 impact, the Company ceased operation of the “Ai Bian Quan Qiu” platform in January, 2020. For the years ended August 31, 2022 and 2021, the Company had no revenue from this performance matching platform, respectively. The balance of related party receivable from Youall Perform Services Ltd was $Nil and $1,439 as of August 31, 2022 and 2021, respectively.

In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 long-term prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a website maintenance contract over the next two years. The major website of this Company is ABQQ.tv for video streaming. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month after the launch of the website www.abqq.tv. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The Company will pay Youall Perform Services Ltd the remaining balance of $19,200 in December 2022.

The Company has entered into a patent license agreement with a related party Guangzhou Shengshituhua Film and Television Company Limited (“Licensor”) 100% owned by the Chief Executive Officer Chiyuan Deng. The agreement has a term of five years commencing on June 1, 2017 and was expired on June 1, 2022. The Company paid the licensor a non-refundable, up-from payment of $500,000 and shall pay a royalty of 20% of the gross revenue realized from the sale of licensed products and sub-licensing of this patent every year. The royalty expenses during the years ended August 31, 2022 and 2021 were $Nil and $25,600, respectively. In January, 2021, the Company’s sublicensing agreement to generate royalty revenues was terminated with Anyone Picture. As such, there has been no royalty expenses since the end of December, 2020 given there has been no sublicensing royalty revenue generated from the patent.

The Company rented an office from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng. For the years ended August 31, 2022 and 2021, the Company incurred related party office rent expense of $66,048 and $66,048, respectively. As of August 31, 2022 and 2021, the Company had accrued rent of $Nil and $16,512, respectively, included in related party payable on the consolidated balance sheets.

On December 1, 2020, the Company entered an agreement with Zestv Studios Limited to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. As of August 31, 2021, the Company had refund payable of $916,922 for the movie royalty revenue net of the movie distribution commission fee to Zestv Studios Limited.

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, for a price of $750,000. The Company remains to have all copyright of outside of mainland China. (See Note 6). The Company used this proceed to off-set the above payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022.

During the year ended August 31, 2022, Zestv Studios Limited also loaned total of $273,913 to the Company as the working capital. The loan is non-interest bearing and due on demand. The Company repaid the loan during the year ended August 31, 2022.

As of August 31, 2022 and 2021, the Company had related party balance of $15,127 and $933,434 payable to Zestv Studios Limited, respectively.

On September 11, 2020, the Company entered into an amended employment agreement with Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreement, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of the newly created Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares common stock to the Company received under his initial employment agreement.

During the years ended August 31, 2022 and 2021, the Company paid the Chief Executive Offer and Chief Financial Officer total compensation of $393,165 and $270,125, respectively. The Company also paid Chief Investment Officer total compensation of $154,473 and $63,212, respectively, for the years ended August 31, 2022 and 2021.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	RotenbergMeril, CPAs: $35,000 Yu Certified Public Accountant PC: $23,500 $58,500	$0	$0	$0
2022	RotenbergMeril, CPAs: $58,656 Yu Certified Public Accountant PC: $30,000 Prager Metis CPAs: $50,000 $138,656	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

4.13	Convertible Promissory Note	8-K	4.1	8/24/2020

4.14	Convertible Promissory Note	8-K	4.1	9/4/20

4.15	Convertible Promissory Note	8-K	4.2	9/4/20

4.16	Convertible Promissory Note	8-K	4.1	10/15/20

4.17	Common Stock Purchase Warrant	8-K	4.1	8/2/22

10.1	Patent License Agreement	8-K	10.1	6/6/17

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.1	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Securities Purchase Agreement	8-K	10.1	8/24/20

10.17	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.18	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.19	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

10.20	Securities Purchase Agreement	8-K	10.1	9/4/20

10.21	Securities Purchase Agreement	8-K	10.2	9/4/20

10.22	Securities Purchase Agreement	8-K	10.1	10/15/20

10.23	Securities Purchase Agreement	8-K	10.1	10/20/20

10.24	Termination and Release Agreement	8-K	10.1	11/25/20

10.25	Termination and Release Agreement	8-K	10.1	12/1/20

10.26	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/29/21

10.27	Employment Agreement	8-K	10.1	2/24/21

10.28	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/2/21

10.29	Series C Preferred Stock Purchase Agreement	8-K	10.1	11/3/21

10.30	Lease Agreement	8-K	10.1	11/2/21

10.31	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/13/21

10.32	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/28/22

10.33	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/21/22

10.34	Amendment to Employment Agreement	8-K	10.1	5/24/22

10.35	Series C Preferred Stock Purchase Agreement	8-K	10.1	6/17/22

10.36	Series C Preferred Stock Purchase Agreement	8-K	10.1	8/1/22

10.37	Common Stock Purchase Agreement	8-K	10.1	8/2/22

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

AB International Group Corp.

DATE	SIGNATURE	TITLE

December 8, 2022	/s/ Chiyuan Deng	Chief Executive Officer
	Chiyuan Deng	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

December 8, 2022	/s/ Jianli Deng	Chief Financial Officer and Director
	Jianli Deng	(Principal Financial Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

December 8, 2022	/s/ Chiyuan Deng	Chief Executive Officer
	Chiyuan Deng	(Principal Executive Officer)

DATE	SIGNATURE	TITLE

December 8, 2022	/s/ Jianli Deng	Chief Financial Officer and Director
	Jianli Deng	(Principal Financial Officer and Principal Accounting Officer)

