Form 10-Q
period 2022-11-30
AB INTERNATIONAL GROUP CORP.
filed 2023-01-17
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2022
☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________
Commission File Number: 000-55979

AB International Group Corp.

(Exact name of registrant as specified in its charter)

NV	37-1740351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 692,711,480 common shares as of January 10, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2022 and August 31, 2022 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 30, 2022 and 2021 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended November 30, 2022 and 2021 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2022	2022

ASSETS
Current Assets
Cash and cash equivalents	$20,240	$84,223
Prepaid expenses	9,480	13,035
Account receivable	60,000	—
Subscription receivable	58,500	—
Total Current Assets	148,220	97,258

Property and equipment, net	11,579	12,695
Right of use operating lease assets, net	938,281	1,004,018
Intangible assets, net	3,474,783	3,798,282
Purchase deposits for intangible assets, non-current	525,000	881,724
Security deposit	45,240	45,240
TOTAL ASSETS	$5,143,103	$5,839,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$564,519	$293,786
Related party payable	10,000	15,127
Current portion of obligations under operating leases	230,618	229,813
Due to stockholders	378,582	377,398
Deferred revenue	38,000	38,000
Total Current Liabilities	1,221,719	954,124

Obligations under operating leases, non-current	805,187	863,145
Total Liabilities	2,026,906	1,817,269

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of November 30, 2022 and August 31, 2022, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of November 30, 2022 and August 31, 2022, respectively	20	20
Series C preferred stock, 330,050 and 335,850 shares issued and outstanding, as of November 30, 2022 and August 31, 2022, respectively	330	336
Series D preferred stock, 0 and 0 shares issued and outstanding, as of November 30, 2022 and August 31, 2022, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 659,550,369 and 384,512,583 shares issued and outstanding, as of November 30, 2022 and August 31, 2022, respectively	659,550	384,512
Additional paid-in capital	12,583,045	12,636,838
Accumulated deficit	(9,999,691)	(8,789,901)
Unearned stock compensation	(127,157)	(209,957)
Total Stockholders’ Equity	3,116,197	4,021,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,143,103	$5,839,217

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	November 30,
	2022	2021

Revenue	$236,812	$—
Cost of revenue	(945,903)	(686,567)
Gross Loss	(709,091)	(686,567)

OPERATING EXPENSES
General and administrative expenses	(424,513)	(289,467)
Related party salary and wages	(70,500)	(74,500)
Total Operating Expenses	(495,013)	(363,967)

Loss From Operations	(1,204,104)	(1,050,534)

OTHER INCOME (EXPENSES)
Interest income, net	79	—
Total Other Income	79	—

Loss Before Income Tax Benefit	(1,204,025)	(1,050,534)

Income tax benefit	—	—
NET LOSS	$(1,204,025)	$(1,050,534)
Preferred shares dividend expense	(5,765)	(1,511)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,209,790)	$(1,052,045)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	481,889,485	231,884,710
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	481,889,485	231,884,710

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Stock Compensation	Total Equity
Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	5,500,000	5,500	—	—	133,276	—	—	138,776
Preferred shares series C issuance	—	—	332,625	333	288,617	—	—	288,950
Preferred shares series D issuance	—	—	153	—	153,000	—	—	153,000
Preferred shares and dividend shares converted into common shares	3,146,854	3,147	(75)	(0)	(3,147)	—	—	—
Common shares issued to officers for services	—	—	—	—	—	—	3,750	3,750
Net loss	—	—	—	—	—	(1,052,045)	—	(1,052,045)
Balance - November 30,, 2021	235,236,589	$235,237	452,703	$453	$11,581,264	$(7,631,023)	$(3,723)	$4,182,207

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Preferred shares series C issuance	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	75,037,786	75,038	(96,075)	(96)	(74,942)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	5,764	—	—	5,764
Common shares issued to officers for services	—	—	—	—	—	—	82,800	82,800
Net loss	—	—	—	—	—	(1,209,790)	—	(1,209,790)
Balance - November 30, 2022	659,550,369	$659,550	450,050	$450	$12,583,045	$(9,999,691)	$(127,157)	$3,116,197

  The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,209,790)	$(1,052,045)
Adjustments to reconcile net loss to net cash from operating activities:
Executive salaries and consulting fees paid in stock	82,800	3,750
Depreciation of fixed asset	1,116	13,300
Amortization of intangible asset	923,499	686,567
Non-cash dividend expense for preferred shares	5,764	1,511
Non-cash lease expense	8,584	34,284
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	—
Prepaid expenses	3,555	(10,912)
Rent security & electricity deposit	—	(28,733)
Purchase of movie and TV series broadcast right and copyright	(243,276)	(661,200)
Accounts payable and accrued liabilities	270,733	10,797
Related party payable	(5,127)	(16,512)
Other payable	—	389,120
Net cash used in operating activities	(222,142)	(630,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	87,975	226,015
Proceeds from preferred share C issuances	69,000	288,950
Proceeds from preferred share D issuances	—	153,000
Due to stockholders	1,184	523
Net cash provided by financing activities	158,159	668,488

Net (decrease) increase in cash and cash equivalents	(63,983)	38,415
Cash and cash equivalents – beginning of period	84,223	132,253
Cash and cash equivalents – end of period	$20,240	$170,668

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Transfer from purchase deposit to intangible assets	$356,724	$—
Subscription receivable for common stock issuance	$58,500	$—
Additions to ROU assets	$—	$1,080,156
Preferred shares and dividend shares converted into common shares	$—	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of AB International Group Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2022 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022.

The unaudited consolidated financial statements as of and for the three months ended November 30, 2022 and 2021, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended November 30, 2022 and 2021 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable

Accounts receivable are presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three months ended November 30, 2022 and 2021.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three months ended November 30, 2022 and 2021, respectively.

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

The Company derives its revenues primarily from three sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales.

Revenue from selling copyrights of movies or TV shows:

The Company recognizes revenue when master copy of movie or TV show is delivered, the IP is authorized and transferred to customers. The Company’s contracts with customer are primarily on a fixed-price basis and do not contain cancelable and refund-type provisions.

 AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenue from movie theater admissions and food and beverage sales:

The Company recognizes admission revenues based on a gross transaction price. Admissions and food and beverage revenues are recorded at a point in time when a film is exhibited to a customer and when a customer takes possession of food and beverage offerings. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded.

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

As of November 30, 2022 and August 31, 2022, other than accounts receivable and deferred revenue, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

No liabilities measured at fair value on a recurring basis as of November 30, 2022 and August 31, 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of November 30, 2022, the total number of warrants outstanding was 50,000,000. No warrants were included in the diluted loss per share as they would be anti-dilutive.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of November 30, 2022, the Company had an accumulated deficit of approximately $10.0 million and a working capital deficit of approximately $1.1 million. For the three months ended November 30, 2022, the Company incurred a net loss of approximately $1.2 million and the net cash used in operations was approximately $0.2 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – SUBSCRIPTION RECEIVABLE

Subscription receivable is cash not yet collected from the stockholders for issuance of common stock. As of November 30, 2022, the subscription receivable balance was $58,500. The amount was subsequently received in December 2022.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $1,116 and $13,300 for the three months ended November 30, 2022 and 2021, respectively.

As of November 30, 2022 and August 31, 2022, the balance of property and equipment was as follows:

	November 30, 2022	August 31, 2022
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(160,699)	(159,583)
Property and equipment, net	$11,579	$12,695

NOTE 6 – INTANGIBLE ASSETS

As of November 30, 2022 and August 31, 2022, the balance of intangible assets was as follows:

	November 30, 2022	August 31, 2022
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	—
Movie copyrights - Nice to meet you	300,000	—
TV drama copyright - 15 episodes	190,000	190,000
Movie and TV series broadcast rights	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	8,913,798	8,313,798
Accumulated amortization	(5,439,015)	(4,515,516)
Intangible assets, net	$3,474,783	$3,798,282

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (Continued)

The amortization expense for the three months ended November 30, 2022 and 2021 was $923,499 and $686,567, respectively. Estimated future amortization expense is as follows:

Twelve months ending November 30,	Amortization expense
2023	$2,542,331
2024	932,452
Total	$3,474,783

In March 2022, the Company signed a purchase agreement with All In One Media Ltd to acquire the copyrights and broadcast rights for five movies at a price of $1,500,000. These copyrights and broadcast rights allow the Company to broadcast these movies outside the mainland China. On November 29, 2022, both parties entered into an amended agreement to deliver the copyrights and broadcast rights of two movies (Amazing data and Nice to meet you) to the Company on November 30, 2022 for a total price of $600,000. As of August 31, 2022, $356,724 was paid and recorded as purchase deposit for intangible asset. On November 30, 2022, the company received the copies of two movies. The purchase deposit of $356,724 was transferred to intangible assets and the unpaid balance of $243,276 was recorded as accounts payable and was paid in December 2022. Per amended agreement, the remaining three movies will be delivered upon receiving the payment of minimum $300,000 per movie from the Company before December 31, 2022. The agreement was terminated on December 31, 2022 due to the fact that the Company did not make the payments for the remaining movies.

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the three months ended November 30, 2022, the Company recognized license revenue of $180,000.

NOTE 7 – LEASES

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

The Company also leased an office space in Singapore under operating lease from April 13, 2021 to March 31, 2022 with monthly rental of $716 (SGD 974), and an office space at 48 Wall Street, New York, under operating lease for one year from September 1, 2021 to August 31, 2022 with annual rental of $20,400. The Company has renewed the lease of its New York office space for one year from September 1, 2022 to August 31, 2023 with renewed annual rental of $22,440.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first year, including real estate related taxes and landlord’s insurance.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – LEASES (Continued)

Total lease expense for the three months ended November 30, 2022 and 2021 was $68,771 and $58,093, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Supplemental balance sheet information related to operating leases was as follows:

	November 30, 2022	August 31, 2022

Right-of-use assets, net	$938,281	$1,004,018

Operating lease liabilities - current	$230,618	$229,813
Operating lease liabilities - non-current	805,187	863,145
Total operating lease liabilities	$1,035,805	$1,092,958

The weighted average remaining lease terms was 3.90 years as of November 30, 2022.

The following is a schedule of maturities of lease liabilities are as follows:

Twelve months ending November 30,
2023	$238,444
2024	262,728
2025	251,748
2026	256,642
2027	42,910
Total future minimum lease payments	1,052,472
Less: imputed interest	(16,667)
Total	$1,035,805

NOTE 8 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV drama was as follows:

	November 30, 2022	August 31, 2022

Purchase deposit for 25-episode TV drama	$525,000	$525,000
Purchase deposit for movies	—	356,724
Total purchase deposits for intangible assets	$525,000	$881,724

•	In March 2022, the Company signed a purchase agreement with Anyone Pictures Limited to acquire the copyright to broadcast a 25-episode TV drama series outside of mainland China at a price of $525,000. The full episode is expected to be delivered to the Company at the end of March 2023.

•	In March 2022, the Company signed a purchase agreement with All In One Media Ltd to acquire the copyrights and broadcast right for five movies at a price of $1,500,000. These copyrights and broadcast rights allow the Company to broadcast these movies outside the mainland China. As of August 31, 2022, the Company made total payments of $356,724. The balance was transferred to intangible asset on November 30, 2022 upon receiving the copyrights. (See Note 6)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9– RELATED PARTY TRANSACTIONS

Due to stockholders

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

Chiyuan Deng, the Chief Executive Offer, and Jianli Deng, the Chief Financial Officer, as the Company’s stockholders, make advances periodically to the Company for working capital purpose. These loans are non-interest bearing and due on demand.

As of November 30, 2022 and August 31, 2022, the Company had due to stockholders’ balance of $378,582 and $377,398, respectively.

Due to related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the three months ended November 30, 2022, the Company made payment of $12,812 with the payable balance to Youall Perform Services Ltd of $6,388 included in accounts payable and accrued liabilities in consolidated balance sheet as of November 30, 2022.

Due to related party - Zestv Studios Limited

On December 1, 2020, the Company entered an agreement with Zestv Studios Limited, a Hong Kong entity 100% owned by the Chiyuan Deng, the Chief Executive Officer, to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. As of August 31, 2021, the Company had refund payable of $916,922 for the movie royalty revenue net of the movie distribution commission fee to Zestv Studios Limited.

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022. The Company further paid $5,127 during the three months ended November 30, 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9– RELATED PARTY TRANSACTIONS (Continued)

Due to related party - Zestv Studios Limited (continued)

As of November 30, 2022 and August 31, 2022, the Company had balance of $10,000 and $15,127 payable to Zestv Studios Limited, respectively.

The Company also rented an office space from Zestv Studios Limited (See Note 7). For the three months ended November 30, 2022 and 2021, the Company incurred related party office rent expense of $16,512 and $16,512, respectively.

Executives’ salaries

On September 11, 2020 and May 24, 2022, the Company entered into two amended employment agreements with Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreements, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares common stock to the Company received under his initial employment agreement.

During the three months ended November 30, 2022 and 2021, the Company incurred total compensation of $51,000 and $51,250, respectively, for Chief Executive Offer and Chief Financial Officer. The Company also incurred total compensation of $19,500 and $23,250, respectively, for Chief Investment Officer during the three months ended November 30, 2022 and 2021.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities during the three months ended November 30, 2022:

Increasing authorized number of common shares

On October 11, 2022, the Company filed amendment to Articles of Incorporation to increase the authorized number of common shares from 1,000,000,000 shares to 10,000,000,000 shares. This increasing of authorized number of common shares has been retroactively reflected in the consolidated financial statements and notes thereto.

Conversion of Series C preferred shares to common shares

During the three months ended November 30, 2022, the Company issued total 75,037,786 common shares as the result of the conversion of total 96,075 Series C preferred shares.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Common shares (continued)

Subscription of Common shares

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

The Company plans to use the proceeds from the sale of the common stocks for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in good faith deem to be in the best interest of the Company. The registration of these securities was effective on September 13, 2022.

Pursuant to this agreement, during the three months ended November 30, 2022, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475, of which $87,975 was received in the three months ended November 30, 2022 and $58,500 was received by the Company in December 2022.

As of November 30, 2022 and August 31, 2022, the Company had 659,550,369 and 384,512,583 common shares issued and outstanding, respectively.

Preferred shares

The Company had the following activities during the three months ended November 30, 2022:

On September 6, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 90,275 shares of Series C Convertible Preferred Stock of the Company for a gross proceed of $78,500. After deduction of transaction-related expenses, net proceed to the Company was $69,000. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

The Company recorded dividend expenses of $5,765 and $1,511 on Series C and D Preferred shares for the three months ended November 30, 2022 and 2021, respectively.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES

The Company and its fully owned subsidiary, AB Cinemas NY, Inc, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of November 30, 2022 and August 31, 2022, the components of net deferred tax assets, including a valuation allowance, were as follows:

	November 30, 2022	August 31, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$1,581,049	$1,328,204
Less: valuation allowance	(1,581,049)	(1,328,204)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,581,049 and $1,328,204 as of November 30, 2022 and August 31, 2022, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2022 and August 31, 2022.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2022 and 2021:

	Three months ended
	November 30,
	2022	2021
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the three months ended November 30, 2022 and 2021, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax during the three months ended November 30, 2022 and 2021.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATION RISK

Concentration

For the three months ended November 30, 2022, 76% of the total revenue was generated from one customer. No revenue was generated for the three months ended November 30, 2021.

As of November 30, 2022, one customer accounted for 100% of the Company’s accounts receivable balance. There was no accounts receivable balance as of August 31, 2022.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of November 30, 2022 and August 31, 2022, cash balance of $1,615 and $70,602, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of November 30, 2022 and August 31, 2022, cash balance of $17,977 and $13,621, respectively, were maintained at financial institutions in the US, and were subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Operating leases

The Company has several lease agreements to rent office spaces and movie theatre with its related party and third-party vendors. (See Note 7)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION

The Company reports information about operating segments in accordance with ASC 280-10, Segment Reporting, which requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. As the result of business strategic changes, the Company has identified two reportable segments: Copyrights and license (“IP’) segment and cinema segment.

The following table presents summary information by segment for the three months ended November 30, 2022 and 2021, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	November 30		November 30		November 30
	2022	2021	2022	2021	2022	2021
Revenue	$180,000	$—	$56,812	$—	$236,812	$—
Cost of revenue	923,499	686,567	22,404	—	945,903	686,567
Gross income (loss)	(743,499)	(686,567)	34,408	—	(709,091)	(686,567)
Interest Expenses	79	—	—	—	79	—
Depreciation	1,116	13,300	—	—	1,116	13,300
Capital expenditure	—	—	—	—	—	—
Segment assets	4,279,487	6,738,733	863,616	—	5,143,103	6,738,733
Segment income (loss)	$(1,174,772)	$(1,052,045)	$(35,018)	$—	$(1,209,790)	$(1,052,045)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Conversion of Series C preferred shares to common shares

On December 16, 2022, the Company issued 32,900,000 common shares for the conversion of 16,450 Series C preferred shares.

Loan provided by the shareholder

On December 21, 2022 and January 13, 2023, Chiyuan Deng, the Chief Executive Offer, provided loans of $384,000 and $128,000, respectively, to the Company for working capital purpose. These loans are non-interest bearing and due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Actof 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io .

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

During the COVID-19 pandemic, movie theatres have been subject to various governmental orders requiring theatres to take or refrain from certain activities including, but not limited to, suspending operations, reduction in seating capacities, enforcement of social distancing, establishment of enhanced cleaning protocols, restrictions on food and beverage sales, tracking the identity of guests, employee protection protocols, and limitation on operating hours. Although the orders have been modified frequently, we believe our theatre has maintained material compliance with such orders. We currently cannot predict when or if COVID-19 related governmental orders will be fully terminated and whether similar orders will be utilized more frequently during future public health outbreaks.

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

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. Itis not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, partners, or vendors, or on our financial results.

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2022 was $236,812. We had no revenue generated for the three months ended November 30, 2021.

The increase in revenue for the three months ended November 30, 2022 was mainly attributable to the license fee in connection with the licensing our NFT MMM platform to a third party, as well as the movie tickets and related revenues from our newly operated movie theatre.

Our cost of revenues was $945,903 for the three months ended November 30, 2022, as compared with $686,567 for the three months ended November 30, 2021. The increase of cost of revenues for the three months ended November 30, 2022 was mainly attributable to the amortizing of movie broadcast rights and MFT MMM platform.

We have started the operation of our movie theatre since October 2022. We generated total revenue of $56,812, including $36,162 from ticket sales, and $20,650 from food and beverage sales. Total cost for our movie theater segment was $22,404, which resulted in gross profit margin of 61%. We expect to have continued growth in our movie theater segment with the recovery of movie industry from the impact of the pandemic.

As a result, we had a gross loss of $709,091 for the three months ended November 30, 2022, as compared with a gross loss of $686,567 for the three months ended November 30, 2021. The decrease in gross profit for the three months ended November 30, 2022 was largely to the higher cost of amortizing movie broadcast rights and MFT MMM platform.

We expect to generate increased revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Expenses

Operating expenses increased to $495,013 for the three months ended November 30, 2022 from $363,967 for the three months ended November 30, 2021.

Our operating expenses for three months ended November 30, 2022 consisted of general and administrative expenses of $424,513 and related party salary and wages of $70,500. In contrast, our operating expenses for the three months ended November 30, 2021 consisted of general and administrative expenses of $289,467 and related party salary and wages of $74,500.

We experienced an increase in general and administrative expenses, mainly as a result of increased salaries and professional fees.

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

Net Loss

We incurred a net loss in the amount of $1,204,025 for the three months ended November 30, 2022, as compared with a net loss of $1,050,534 for the three months ended November 30, 2021.

Liquidity and Capital Resources

As of November 30, 2022, we had $148,220 in current assets consisting of cash, prepaid expenses, accounts receivable and subscription receivables. Our total current liabilities as of November 30, 2022 were $1,221,719. As a result, we have a working capital deficit of $1,073,499 as of November 30, 2022 as compared with $856,866 as of August 31, 2022.

Operating activities used $222,142 in cash for the three months ended November 30, 2022, as compared with $630,073 used in cash for the same period last year.

Our negative operating cash flow for Q1 of fiscal 2023 was mainly the result of our net loss for the quarter combined with operating changes in receivables, offset by the amortization of intangible assets and stock-based compensation paid to consultants. Our negative operating cash flow for Q1 of fiscal 2022 was mainly the result of our net loss for the quarter combined with purchase of movie and TV series broadcast right and copyright, offset by the amortization of intangible assets and increase in other payable.

We had no investing activities for three months ended November 30, 2022 and 2021.

Financing activities provided $158,159 for the three months ended November 30, 2022, as compared with $668,488 provided in financing activities for the three months ended November 30, 2021. Our positive financing cash flow for the three months ended November 30, 2022 and 2021 was mainly the result of proceeds from issuance of our common shares and preferred shares.

Going Concern

Our unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of November 30, 2022, the Company had an accumulated deficit of approximately $10.0 million and a working capital deficit of approximately $1.1 million. For the three months ended November 30, 2022, the Company incurred a net loss of approximately $1.2 million and the net cash used in operations was approximately $0.2 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations.

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

Off Balance Sheet Arrangements

As of November 30, 2022, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended November 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on December 8, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following equity activities during the three months ended November 30, 2022:

Common shares

Increasing authorized number of common shares

On October 11, 2022, the Company filed amendment to Articles of Incorporation to increase the authorized number of common shares from 1,000,000,000 shares to 10,000,000,000 shares. This increasing of authorized number of common shares has been retroactively reflected in the consolidated financial statements and notes thereto.

Conversion of Series C preferred shares to common shares

During the three months ended November 30, 2022, the Company issued total 75,037,786 common shares as the result of the conversion of total 96,075 Series C preferred shares.

Subscription of Common shares

During the three months ended November 30, 2022, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475, of which $87,975 was received in the three months ended November 30, 2022 and $58,500 was received by the Company in December 2022.

Preferred shares

On September 6, 2022, the Company entered into a securities purchase agreement with an accredited investor, whereby investor purchased from the Company 90,275 shares of Series C Convertible Preferred Stock of the Company for a gross proceed of $78,500. After deduction of transaction-related expenses, net proceed to the Company was $69,000. The Company intends to use the proceeds from the Preferred Stock for general working capital purposes.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer, and Director
January 17, 2023

By:	/s/ Jianli Deng
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
January 17, 2023

