Form 10-Q
period 2023-02-28
AB INTERNATIONAL GROUP CORP.
filed 2023-04-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2023
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 1,065,792,896 common shares as of April 10, 2023.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2023 and August 31, 2022 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended February 28, 2023 and 2022 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended February 28, 2023 and 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended February 28, 2023 and 2022 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$165,884	$84,223
Prepaid expenses	9,480	13,035
Account receivable	60,000	—
Other receivable	300,000	—
Total Current Assets	535,364	97,258

Property and equipment, net	10,471	12,695
Right of use operating lease assets, net	872,345	1,004,018
Intangible assets, net	2,724,039	3,798,282
Purchase deposits for intangible assets, non-current	—	881,724
Security deposit	45,240	45,240
TOTAL ASSETS	$4,187,459	$5,839,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$131,877	$293,786
Related party payable	—	15,127
Current portion of obligations under operating leases	237,708	229,813
Due to stockholders	908,321	377,398
Deferred revenue	40,715	38,000
Total Current Liabilities	1,318,621	954,124

Obligations under operating leases, non-current	740,744	863,145
Total Liabilities	2,059,365	1,817,269

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of February 28, 2023 and August 31, 2022, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of February 28, 2023 and August 31, 2022, respectively	20	20
Series C preferred stock, 248,975 and 335,850 shares issued and outstanding, as of February 28, 2023 and August 31, 2022, respectively	249	336
Series D preferred stock, 0 and 0 shares issued and outstanding, as of February 28, 2023 and August 31, 2022, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 880,904,816 and 384,512,583 shares issued and outstanding, as of February 28, 2023 and August 31, 2022, respectively	880,905	384,512
Additional paid-in capital	12,366,636	12,636,838
Accumulated deficit	(11,068,230)	(8,789,901)
Unearned stock compensation	(51,586)	(209,957)
Total Stockholders’ Equity	2,128,094	4,021,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,187,459	$5,839,217

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28		February 28,
	2023	2022	2023	2022

Revenue	$535,251	$1,800,000	$298,439	$1,800,000
Cost of revenue	(1,857,951)	(1,373,134)	(912,048)	(686,567)
Gross Profit (Loss)	(1,322,700)	426,866	(613,609)	1,113,433

OPERATING EXPENSES
General and administrative expenses	(804,158)	(736,054)	(379,645)	(423,337)
Related party salary and wages	(141,000)	(290,917)	(70,500)	(239,667)
Total Operating Expenses	(945,158)	(1,026,971)	(450,145)	(663,004)

Income (Loss) From Operations	(2,267,858)	(600,105)	(1,063,754)	450,429

OTHER INCOME (EXPENSES)
Interest income	158	—	79	—
Total Other Income (Expenses)	158	—	79	—

Loss Before Income Tax Provision	(2,267,700)	(600,105)	(1,063,675)	450,429

Income tax benefit	—	—	—	—
NET (LOSS) INCOME	$(2,267,700)	$(600,105)	$(1,063,675)	$450,429
Preferred shares dividend	(10,629)	(2,839)	(4,864)	(1,328)
Net (loss) income available to common stockholders	$(2,278,329)	$(602,944)	$(1,068,539)	$449,101

NET (LOSS) INCOME PER SHARE: BASIC	$(0.00)	$(0.00)	$(0.00)	$0.00
NET (LOSS) INCOME PER SHARE: DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	604,591,133	240,076,815	728,656,133	248,359,943
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	604,591,133	240,076,815	728,656,133	298,337,526

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance –November 30, 2021	235,236,589	$235,237	452,703	$453	$11,581,263	$(7,631,023)	$(3,723)	$4,182,207
Put Shares issued for cash	9,400,000	9,400	—	—	135,006	—	—	144,406
Series C Preferred Shares issued	—	—	89,490	89	77,946	—	—	78,035
Series D Preferred Shares issued	—	—	34	—	34,000	—	—	34,000
Preferred shares and dividend shares converted into common shares	5,521,473	5,521	(75)	—	(5,521)	—	—	--
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(397,628)	223,372
Net income	—	—	—	—	—	449,101	—	449,101
Balance at February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121

Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	14,900,000	14,900	—	—	268,282	—	—	283,182
Series C Preferred Shares issued	—	—	422,115	422.	366,563	—	—	366,985
Series D Preferred Shares issued	—	—	187	—	187,000	—	—	187,000
Preferred shares and dividend shares converted into common shares	86,668,327	8,668	(150)	—	(8,668)	—	—	—
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(393,878)	227,122
Net loss	—	—	—	—	—	(602,944)	—	(602,944)
Balance - February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121

Balance –November 30, 2022	659,550,369	$659,550	450,050	$450	$12,583,045	$(9,999,691)	$(127,157)	$3,116,197
Preferred shares series C converted into common shares	221,354,447	221,355	(81,075)	(81)	(221,274)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	4,865	—	—	4,865
Common shares issued to officers for services	—	—	—	—	—	—	75,571	75,571
Net loss	—	—	—	—	—	(1,068,539)	—	(1,068,539)
Balance at February 28, 2023	880,904,816	$880,905	368,975	$369	$12,366,636	$(11,068,230)	$(51,586)	$2,128,094

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Series C Preferred Shares issued	—	—	90,275	90.	68,910	—	—	69,000
Preferred shares series C converted into common shares	296,392,233	296,393	(177,150)	(177)	(296,216)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	10,629	—	—	10,629
Common shares issued to officers for services	—	—	—	—	—	—	158,371	158,371
Net loss	—	—	—	—	—	(2,278,329)	—	(2,278,329)
Balance - February 28, 2023	880,904,816	$880,905	368,975	$369	$12,366,636	$(11,068,230)	$(51,586)	$2,128,094

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,278,329)	$(602,944)
Adjustments to reconcile net loss to net cash from operating activities:
Executive salaries and consulting fees paid in stock	158,371	227,122
Depreciation of fixed asset	2,224	26,600
Amortization of intangible asset	1,779,243	1,373,134
Non-cash dividend expense for preferred shares	10,629	2,839
Non-cash lease expense	17,167	71,430
Changes in operating assets and liabilities:
Accounts receivable	(60,000)	—
Related party receivable	—	1,439
Other receivable	120,000	(346,255)
Prepaid expenses	3,555	(10,912)
Rent security & electricity deposit	—	(28,733)
Purchase of movie and TV series broadcast right and copyright	(243,276)	(1,604,065)
Accounts payable and accrued liabilities	(161,909)	29,160
Related party payable	(15,127)	(54,968)
Deferred revenue	2,715	—
Net cash used in operating activities	(664,737)	(916,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	146,475	345,121
Proceeds from preferred share C issuances	69,000	366,985
Proceeds from preferred share D issuances	—	187,000
Due to stockholders	530,923	16,448
Net cash provided by financing activities	746,398	915,554

Net increase (decrease) in cash and cash equivalents	81,661	(599)
Cash and cash equivalents – beginning of period	84,223	132,253
Cash and cash equivalents – end of period	$165,884	$131,654

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Transfer from purchase deposit to intangible assets	$461,724	$—
Transfer from purchase deposit to other receivable	$420,000	$—
Additions to ROU assets	$—	$1,080,156

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

The unaudited consolidated financial statements as of and for the three and six months ended February 28, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended February 28, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s fully owned subsidiaries App Board Limited and AB Cinemas NY, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable

Accounts receivable are presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and six months ended February 28, 2023 and 2022.

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and six months ended February 28, 2023 and 2022, respectively.

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

As of February 28, 2023 and August 31, 2022, other than accounts receivable and deferred revenue, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

No liabilities measured at fair value on a recurring basis as of February 28, 2023 and August 31, 2022.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of February 28, 2023, the total number of warrants outstanding was 50,000,000. No warrants were included in the diluted loss per share as they would be anti-dilutive.

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

As of February 28, 2023, the Company had an accumulated deficit of approximately $11.1 million and a working capital deficit of approximately $0.8 million. For the six months ended February 28, 2023, the Company incurred a net loss of approximately $2.3 million and the net cash used in operations was approximately $0.7 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $2,224 and $26,600 for the six months ended February 28, 2023 and 2022, respectively.

As of February 28, 2023 and August 31, 2022, the balance of property and equipment was as follows:

	February 28, 2023	August 31, 2022
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(161,807)	(159,583)
Property and equipment, net	$10,471	$12,695

NOTE 5 – INTANGIBLE ASSETS

As of February 28, 2023 and August 31, 2022, the balance of intangible assets was as follows:

	February 28, 2023	August 31, 2022
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	—
Movie copyrights - Nice to meet you	300,000	—
TV drama copyright - 20 episodes	295,000	190,000
Movie and TV series broadcast rights	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,018,798	8,313,798
Accumulated amortization	(6,294,759)	(4,515,516)
Intangible assets, net	$2,724,039	$3,798,282

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The amortization expense for the six months ended February 28, 2023 and 2022 was $1,779,243 and $1,373,134, respectively. Estimated future amortization expense is as follows:

Twelve months ending February 28	Amortization expense
2024	$2,191,745
2025	532,294
Total	$2,724,039

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

In March 2022, the Company signed a purchase agreement with Anyone Pictures Limited to acquire the copyright for broadcasting a 25-episode TV drama series outside of mainland China, at a price of $525,000. Five standalone episodes were delivered in December 2022. On February 21, 2023, both parties entered into a supplementary agreement to determine the delivery of the remaining 20 standalone episodes. As a result, Anyone Pictures Limited agreed to refund $420,000 to the Company and the Company had received $120,000 as of February 28, 2023.

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the six months ended February 28, 2023, the Company recognized license revenue of $357,286.

NOTE 6 – LEASES

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

NOTE 6 – LEASES (Continued)

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first year, including real estate related taxes and landlord’s insurance.

Total lease expense for the six months ended February 28, 2023 and 2022 was $142,936 and $124,551, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Supplemental balance sheet information related to operating leases was as follows:

	February 28, 2023	August 31, 2022

Right-of-use assets, net	$872,345	$1,004,018

Operating lease liabilities - current	$237,708	$229,813
Operating lease liabilities - non-current	740,744	863,145
Total operating lease liabilities	$978,452	$1,092,958

The weighted average remaining lease terms was 3.68 years as of February 28, 2023.

The following is a schedule of maturities of lease liabilities are as follows:

Twelve months ending February 28,
2024	$244,725
2025	259,176
2026	252,954
2027	236,005
Total future minimum lease payments	992,860
Less: imputed interest	(14,408)
Total	$978,452

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV drama was as follows:

	February 28, 2023	August 31, 2022

Purchase deposit for 25-episode TV drama	$—	$525,000
Purchase deposit for movies	—	356,724
Total purchase deposits for intangible assets	$—	$881,724

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8– RELATED PARTY TRANSACTIONS

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

As of February 28, 2023 and August 31, 2022, the Company had due to stockholders’ balance of $908,321 and $377,398, respectively.

Due to related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the six months ended February 28, 2023, the Company made payment of $12,812 with the payable balance to Youall Perform Services Ltd of $6,388 included in accounts payable and accrued liabilities in consolidated balance sheet as of February 28, 2023.

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

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022. The Company further paid $15,127 during the six months ended February 28, 2023.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8– RELATED PARTY TRANSACTIONS (Continued)

Due to related party - Zestv Studios Limited (continued)

As of February 28, 2023 and August 31, 2022, the Company had balance of $0 and $15,127 payable to Zestv Studios Limited, respectively.

The Company also rented an office space from Zestv Studios Limited (See Note 6). For the six months ended February 28, 2023 and 2022, the Company incurred related party office rent expense of $33,024 and $33,024, respectively.

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

During the six months ended February 28, 2023 and 2022, the Company incurred total compensation of $102,000 and $290,917, respectively, for Chief Executive Offer and Chief Financial Officer. The Company also incurred total compensation of $39,000 and $38,999, respectively, for Chief Investment Officer during the six months ended February 28, 2023 and 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities during the six months ended February 28, 2023:

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

During the three months ended February 28, 2023, the Company issued total 221,354,447 common shares as the result of the conversion of total 81,075 Series C preferred shares.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

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

Pursuant to this agreement, during the six months ended February 28, 2023, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475.

As of February 28, 2023 and August 31, 2022, the Company had 880,904,816 and 384,512,583 common shares issued and outstanding, respectively.

Preferred shares

The Company had the following activities during the six months ended February 28, 2023:

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

The Company recorded dividend expenses of $10,629 and $2,839 on Series C and D Preferred shares for the six months ended February 28, 2023 and 2022, respectively.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES

The Company and its fully owned subsidiary, AB Cinemas NY, Inc, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of February 28, 2023 and August 31, 2022, the components of net deferred tax assets, including a valuation allowance, were as follows:

	February 28, 2023	August 31, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$1,804,421	$1,328,204
Less: valuation allowance	(1,804,421)	(1,328,204)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,804,421 and $1,328,204 as of February 28, 2023, 2022 and August 31, 2022, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2023 and August 31, 2022.

Reconciliation between the statutory rate and the effective tax rate is as follows for the six months ended February 28, 2023 and 2022:

	Six months ended
	February 28,
	2023	2022
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the six months ended February 28, 2023 and 2022, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax during the six months ended February 28, 2023 and 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATION RISK

Concentration

For the six months ended February 28, 2023 and 2022, 67% and 100% of the total revenue was generated from one customer, respectively.

As of February 28, 2023, one customer accounted for 100% of the Company’s accounts receivable balance. There was no accounts receivable balance as of August 31, 2022.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of February 28, 2023 and August 31, 2022, cash balance of $139,804 and $70,602, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of February 28, 2023 and August 31, 2022, cash balance of $26,080 and $13,621, respectively, were maintained at financial institutions in the US, and were subject to credit risk. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SEGMENT INFORMATION

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

The following table presents summary information by segment for the six months ended February 28, 2023 and 2022, respectively.

	IP Segment		Cinema Segment		Total
	Six months ended		Six months ended		Six months ended
	February 28		February 28		February 28
	2023	2022	2023	2022	2023	2022
Revenue	$357,286	$1,800,000	$177,965	$—	$535,251	$1,800,000
Cost of revenue	1,779,243	1,373,134	78,708	—	1,857,951	1,373,134
Gross income (loss)	(1,421,957)	426,866	99,257	—	(1,322,700)	426,866
Interest income	158	—	—	—	158	—
Depreciation	2,224	26,600	—	—	2,224	26,600
Capital expenditure	—	—	—	—	—	—
Segment assets	4,161,840	7,244,749	25,619	—	4,187,459	7,244,749
Segment income (loss)	$(2,340,126)	$(602,944)	$61,797	$—	$(2,278,329)	$(602,944)

The following table presents summary information by segment for the three months ended February 28, 2023 and 2022, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	February 28		February 28		February 28
	2023	2022	2023	2022	2023	2022
Revenue	$177,286	$1,800,000	$121,153	$—	$298,439	$1,800,000
Cost of revenue	855,744	686,567	56,304	—	912,048	686,567
Gross income (loss)	(678,458)	1,113,433	64,849	—	(613,609)	1,113,433
Interest income	79	—	—	—	79	—
Depreciation	1,108	13,300	—	—	1,108	13,300
Capital expenditure	—	—	—	—	—	—
Segment assets	4,161,840	7,244,749	25,619	—	4,187,459	7,244,749
Segment income (loss)	$(1,165,354)	$449,101	$96,815	$—	$(1,068,539)	$449,101

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Conversion of Series C preferred shares to common shares

Subsequent to the period ended February 28, 2023, the Company issued total of 184,626,969 common shares for the conversion of 50,230 Series C preferred shares.

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

Unless the context provides otherwise, all references in this quarterly report to “AB International,” “we,” “us,” “our,” the “Company,” or similar terms, refer to AB International Group Corp. and its directly and indirectly owned subsidiaries on a consolidated basis.

Overview

We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. On June 1, 2017, we have a patent license to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Licensee to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the Technology since the end of December, 2020.

In February 2019, we launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts utilizing Artificial Intelligence. It is a matching platform for performers, advertiser merchants, and owners for more efficient services. We previously generated revenues through an agency service fee from each matched performance. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. As a result, we decided to focus mainly the IP transactions and online video streaming.

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

Results of Operations

Revenues

Our total revenue reported for the three and six months ended February 28, 2023 was $298,439 and $535,251, respectively. Our total revenue reported for the three and six months ended February 28, 2022 was $1,800,000.

The revenue for the three and six months ended February 28, 2023, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform to a third party, as well as the revenue generated from movie tickets and food sales from our newly operated movie theatre. On the other hand, the revenue for the three and six months ended February 28, 2022, was attributable to the sale of mainland China copyrights and broadcast rights for the movies “Love over the world,” “Our treasures,” and “Confusion.”"

Our cost of revenues for the six months ended February 28, 2023, was $1,857,951, compared to $1,373,134 for the same period in 2022. The increase in cost of revenues was mainly due to the amortization of copyrights and broadcast rights and MFT MMM platform, as well as film rental and food costs related to our cinema segment.

Similarly, our cost of revenues for the three months ended February 28, 2023, was $912,048, compared to $686,567 for the same period in 2022. The increase in cost of revenues was also primarily attributable to the amortization of copyrights and broadcast rights and MFT MMM platform, as well as film rental and food costs related to our cinema segment.

We have started the operation of our movie theatre since October 2022. For the six months ended February 28, 2023, we generated total revenue of $177,965, including $115,918 from ticket sales, and $62,047 from food and beverage sales. Total cost for our cinema segment was $78,708, which resulted in gross profit margin of 56%. We expect to have continued growth in our cinema segment with the recovery of movie industry from the impact of the pandemic.

Consequently, we incurred a gross loss of $1,322,700 for the six months ended February 28, 2023, compared to a gross profit of $426,866 for the six months ended February 28, 2022. Similarly, for the three months ended February 28, 2023, we recorded a gross loss of $613,609, compared to a gross profit of $1,113,433 for the same period in 2022. The decrease in gross profit for both the three and six months ended February 28, 2023, as compared to the same period last year, was primarily due to the absence of sales of copyrights and broadcast rights during the current period, as well as higher costs associated with amortizing movie broadcast rights and MFT MMM platform.

We expect to generate increased revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Expenses

Operating expenses decreased to $945,158 for the six months ended February 28, 2023 from $1,026,971 for the six months ended February 28, 2022. Our operating expenses for six months ended February 28, 2023 consisted of general and administrative expenses of $804,158 and related party salary and wages of $141,000. In contrast, our operating expenses for the six months ended February 28, 2022 consisted of general and administrative expenses of $736,054 and related party salary and wages of $290,917.

Operating expenses decreased to $450,145 for the three months ended February 28, 2023 from $663,004 for the three months ended February 28, 2022. Our operating expenses for three months ended February 28, 2023 consisted of general and administrative expenses of $379,645 and related party salary and wages of $70,500. In contrast, our operating expenses for the three months ended February 28, 2022 consisted of general and administrative expenses of $423,337 and related party salary and wages of $239,667.

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

Net Loss

We incurred a net loss in the amount of $2,278,329 for the six months ended February 28, 2023, as compared with a net loss of $602,944 for the six months ended February 28, 2022.

We incurred a net loss in the amount of $1,068,539 for the three months ended February 28, 2023, as compared with a net profit of $449,101 for the three months ended February 28, 2022.

Liquidity and Capital Resources

As of February 28, 2023, we had $535,364 in current assets consisting of cash, prepaid expenses, accounts receivable and other receivables. Our total current liabilities as of February 28, 2023 were $1,318,621. As a result, we have a working capital deficit of $783,257 as of February 28, 2023 as compared with $856,866 as of August 31, 2022.

Operating activities used $664,737 in cash for the six months ended February 28, 2023, as compared with $916,153 used in cash for the same period last year.

Our negative operating cash flow for the six months ended February 28, 2023 was mainly the result of our net loss combined with operating changes in accounts receivable, purchase of movie and TV series broadcast right and copyright and accounts payable and accrued liabilities, offset by the amortization of intangible assets and consulting fees paid in stock. Our negative operating cash flow for six months ended February 28, 2022 was mainly the result of our net loss combined with operating changes in other receivable and purchase of movie and TV series broadcast rights and copyrights, offset by amortization of intangible assets and executive salaries and consulting fees paid in stock.

We had no investing activities for six months ended February 28, 2023 and 2022.

Financing activities provided $746,398 for the six months ended February 28, 2023, as compared with $915,554 provided in financing activities for the six months ended February 28, 2022. Our positive financing cash flow for the six months ended February 28, 2023 and 2022 was mainly the result of proceeds from issuance of our common shares, preferred shares, and the increase in due to stockholders.

Going Concern

Our unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 28, 2023, the Company had an accumulated deficit of approximately $11.1 million and a working capital deficit of approximately $0.8 million. For the six months ended February 28, 2023, the Company incurred a net loss of approximately $2.3 million and the net cash used in operations was approximately $0.7 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations.

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

Off Balance Sheet Arrangements

As of February 28, 2023, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The Company had the following equity activities during the three months ended February 28, 2023:

Conversion of Series C preferred shares to common shares

During the three months ended February 28, 2023, the Company issued total 221,354,447 common shares as the result of the conversion of total 81,075 Series C preferred shares.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Principal Executive Officer
April 14, 2023

By:	/s/ Jianli Deng
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
April 14, 2023

