Form 10-Q
period 2023-05-31
AB INTERNATIONAL GROUP CORP.
filed 2023-07-13
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2023
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 1,174,544,496 common shares as of July 11, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2023 and August 31, 2022 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2023 and 2022 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended May 31, 2023 and 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2023 and 2022 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$134,845	$84,223
Prepaid expenses	2,370	13,035
Account receivable	310,000	—
Total Current Assets	447,215	97,258

Property and equipment, net	9,363	12,695
Right of use operating lease assets, net	806,208	1,004,018
Intangible assets, net	1,983,347	3,798,282
Purchase deposits for intangible assets, non-current	—	881,724
Security deposit	45,240	45,240
TOTAL ASSETS	$3,291,373	$5,839,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$120,763	$293,786
Accounts payable - related party	6,388	—
Related party payable	255,415	15,127
Current portion of obligations under operating leases	251,884	229,813
Due to stockholders	439,266	377,398
Deferred revenue	36,775	38,000
Total Current Liabilities	1,110,491	954,124

Obligations under operating leases, non-current	669,015	863,145
Total Liabilities	1,779,506	1,817,269

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of May 31, 2023 and August 31, 2022, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of May 31, 2023 and August 31, 2022, respectively	20	20
Series C preferred stock, 183,711 and 335,850 shares issued and outstanding, as of May 31, 2023 and August 31, 2022, respectively	184	336
Series D preferred stock, 0 and 0 shares issued and outstanding, as of May 31, 2023 and August 31, 2022, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,174,283,385 and 384,512,583 shares issued and outstanding, as of May 31, 2023 and August 31, 2022, respectively	1,174,283	384,512
Additional paid-in capital	12,077,239	12,636,838
Accumulated deficit	(11,715,973)	(8,789,901)
Unearned stock compensation	(23,986)	(209,957)
Total Stockholders’ Equity	1,511,867	4,021,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,291,373	$5,839,217

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2023	2022	2023	2022

Revenue	1,108,640	$2,056,000	573,389	$256,000
Cost of revenue	(2,670,002)	(2,235,534)	(812,051)	(862,400)
Gross Loss	(1,561,362)	(179,534)	(238,662)	(606,400)

OPERATING EXPENSES
General and administrative expenses	(1,165,160)	(1,047,621)	(361,002)	(350,567)
Related party salary and wages	(185,500)	(400,667)	(44,500)	(70,750)
Total Operating Expenses	(1,350,660)	(1,448,288)	(405,502)	(421,317)

Loss From Operations	(2,912,022)	(1,627,822)	(644,164)	(1,027,717)

OTHER INCOME (EXPENSES)
Interest income	495	—	337	—
Penalty expenses	—	(141,945)	—	(141,945)
Total Other Income (Expenses)	495	(141,945)	337	(141,945)

Loss Before Income Tax Provision	(2,911,527)	(1,769,767)	(643,827)	(1,169,662)

Income tax benefit	—	—	—	—
NET LOSS	(2,911,527)	(1,769,767)	(643,827)	(1,169,662)
Preferred shares dividend	(14,545)	(17,343)	(3,916)	(14,504)
Net loss available to common stockholders	$(2,926,072)	$(1,787,110)	$(647,743)	$(1,184,166)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)	$(0.00)	$0.00
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	760,304,024	267,359,634	1,066,652,211	321,035,615
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	760,304,024	267,359,634	1,066,652,211	321,035,615

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance - February 28, 2022	295,158,062	$295,158	542,152	$542	$12,398,694	$(7,181,922)	$(401,351)	$5,111,121
Preferred shares series C issuance	—	—	96,075	96	73,504	—	—	73,600
Preferred shares series C converted into common shares	29,044,512	29,045	(234,300)	(234)	(28,811)	—	—	—
Penalty and dividend in connection with Preferred shares series C	—	—	—	—	156,003	—	—	156,003
Preferred shares series D converted into common shares	3,639,345	3,639	(37)	—	(3,639)	—	—	—
Stock based compensation - consultants	—	—	—	—	—	—	96,601	96,601
Net loss	—	—	—	—	—	(1,184,166)	—	(1,184,166)
Balance - May 31, 2022	327,841,919	$327,842	403,890	$404	$12,595,751	$(8,366,088)	$(304,750)	$4,253,159

Balance – February 28, 2023	880,904,816	$880,905	368,975	$369	$12,366,636	$(11,068,230)	$(51,586)	$2,128,094
Preferred Shares series C converted into common shares	293,378,569	293,378	(65,264)	(65)	(293,313)	—	—	—
Dividend in connection with Preferred shares Series C	—	—	—	—	3,916	—	—	3,916
Stock based compensation - consultants	—	—	—	—	—	—	27,600	27,600
Net loss	—	—	—	—	—	(647,743)	—	(647,743)
Balance – May 31, 2023	1,174,283,385	$1,174,283	303,711	$304	$12,077,239	$(11,715,973)	$(23,986)	$1,511,867

Balance - August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	14,900,000	14,900	—	—	268,282	—	—	283,182
Preferred shares series C issuance	—	—	518,190	518	440,067	—	—	440,585
Preferred shares series C converted into common shares	29,044,512	29,045	(234,300)	(234)	(28,811)	—	—	—
Penalty and dividend in connection with Preferred shares series C	—	—	—	—	156,003	—	—	156,003
Preferred shares series D issuance	—	—	187	—	187,000	—	—	187,000
Preferred shares series D and dividend shares converted into common shares	12,307,672	12,307	(187)	—	(12,307)	—	—	—
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(297,277)	323,723
Net loss	—	—	—	—	—	(1,787,110)	—	(1,787,110)
Balance - May 31, 2022	327,841,919	$327,842	403,890	$404	$12,595,751	$(8,366,088)	$(304,750)	$4,253,159

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Preferred shares Series C issuance	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	589,770,802	589,771	(242,414)	(242)	(589,529)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	14,545	—	—	14,545
Stock based compensation - consultants	—	—	—	—	—	—	185,971	185,971
Net loss	—	—	—	—	—	(2,926,072)	—	(2,926,072)
Balance -– May 31, 2023	1,174,283,385	$1,174,283	303,711	$304	12,077,239	(11,715,973)	(23,986)	1,511,867

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,926,072)	$(1,787,110)
Adjustments to reconcile net loss to net cash from operating activities:
Executive salaries and consulting fees paid in stock	185,971	323,723
Depreciation of fixed asset	3,332	39,902
Amortization of intangible asset	2,519,934	2,235,533
Non-cash dividend expense for preferred shares	14,545	17,343
Non-cash penalty expense	—	141,945
Non-cash lease expense	25,752	79,957
Changes in operating assets and liabilities:
Accounts receivable	(310,000)	(8,120)
Related party receivable	—	1,439
Prepaid expenses	10,665	11,233
Rent security & electricity deposit	—	(28,733)
Purchase deposits refunded (paid)	420,000	(1,151,480)
Purchase of movie and TV series broadcast right and copyright	(243,276)	(708,400)
Accounts payable and accrued liabilities	(173,023)	215,622
Accounts payable - related party	6,388	—
Deferred revenue	(1,225)	—
Net cash used in operating activities	(467,009)	(617,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	—	(280,000)
Net cash used in investing activities	—	(280,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	255,415	318,596
Repayment to related party	(15,127)	(202,689)
Advances from stockholders	569,912	40,779
Repayment to stockholders	(508,044)	(18,038)
Proceeds from common stock issuances	146,475	370,422
Proceeds from preferred stock C issuances	69,000	440,585
Proceeds from preferred stock D issuances	—	187,000
Net cash provided by financing activities	517,631	1,136,655

Net increase in cash and cash equivalents	50,622	239,509
Cash and cash equivalents – beginning of period	84,223	132,253
Cash and cash equivalents – end of period	$134,845	$371,762

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Transfer from other receivable to long term prepayment	$—	$644,785
Transfer from purchase deposits to intangible assets	$461,724	$761,600
Additions to ROU assets from operating lease liabilities	$—	$1,207,789

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

The unaudited consolidated financial statements as of and for the three and nine months ended May 31, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended May 31, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable are presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and nine months ended May 31, 2023 and 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and nine months ended May 31, 2023 and 2022, respectively.

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

As of May 31, 2023 and August 31, 2022, other than accounts receivable and deferred revenue, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

The carrying values of cash, prepayments, accounts receivables, accounts payable and accrued liabilities, related party payable, deferred revenue, and due to stockholders approximate fair value due to their short-term nature.

No assets and liabilities measured at fair value on a recurring basis as of May 31, 2023 and August 31, 2022.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of May 31, 2023, the total number of warrants outstanding was 50,000,000. No warrants were included in the diluted loss per share as they would be anti-dilutive.

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

As of May 31, 2023, the Company had an accumulated deficit of approximately $11.7 million and a working capital deficit of approximately $0.7 million. For the nine months ended May 31, 2023, the Company incurred a net loss of approximately $2.9 million and the net cash used in operations was approximately $0.5 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

The depreciation expense was $3,332 and $39,902 for the nine months ended May 31, 2023 and 2022, respectively.

As of May 31, 2023 and August 31, 2022, the balance of property and equipment was as follows:

	May 31, 2023	August 31, 2022
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(162,915)	(159,583)
Property and equipment, net	$9,363	$12,695

 NOTE 5 – INTANGIBLE ASSETS

As of May 31, 2023 and August 31, 2022, the balance of intangible assets was as follows:

	May 31, 2023	August 31, 2022
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	—
Movie copyrights - Nice to meet you	300,000	—
TV drama copyright - 20 episodes	295,000	190,000
Movie and TV series broadcast rights	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,018,798	8,313,798
Accumulated amortization	(7,035,451)	(4,515,516)
Intangible assets, net	$1,983,347	$3,798,282

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The amortization expense for the nine months ended May 31, 2023 and 2022 was $2,519,934 and $2,235,533, respectively. Estimated future amortization expense is as follows:

Twelve months ending May 31, 2023	Amortization expense
2024	$1,741,003
2025	242,344
Total	$1,983,347

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

In March 2022, the Company signed a purchase agreement with Anyone Pictures Limited to acquire the copyright for broadcasting a 25-episode TV drama series outside of mainland China, at a price of $525,000. Five standalone episodes were delivered in December 2022. On February 21, 2023, both parties entered into a supplementary agreement to terminate   the delivery of the remaining 20 standalone episodes. As a result, Anyone Pictures Limited agreed to refund $420,000 to the Company and the Company had received the full amount as of May 31, 2023.

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the nine months ended May 31, 2023, the Company recognized license revenue of $541,225.

On May 31, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast   rights of total 59 movies for a price of $250,000. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

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

Total lease expense for the nine months ended May 31, 2023 and 2022 was $217,140 and $215,604, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Supplemental balance sheet information related to operating leases was as follows:

	May 31, 2023	August 31, 2022

Right-of-use assets, net	$806,208	$1,004,018

Operating lease liabilities - current	$251,884	$229,813
Operating lease liabilities - non-current	669,015	863,145
Total operating lease liabilities	$920,899	$1,092,958

The weighted average remaining lease terms was 3.46 years as of May 31, 2023.

The following is a schedule of maturities of lease liabilities are as follows:

Twelve months ending May 31,
2024	$258,064
2025	249,362
2026	254,183
2027	171,641
Total future minimum lease payments	933,250
Less: imputed interest	(12,351)
Total	$920,899

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV drama was as follows:

	May 31, 2023	August 31, 2022

Purchase deposit for 25-episode TV drama	$—	$525,000
Purchase deposit for movies	—	356,724
Total purchase deposits for intangible assets	$—	$881,724

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

Chiyuan Deng, the Chief Executive Officer, and Jianli Deng, the former Chief Financial Officer, as the Company’s stockholders, make advances periodically to the Company for working capital purpose. These loans are non-interest bearing and due on demand.

As of May 31, 2023 and August 31, 2022, the Company had due to stockholders’ balance of $439,266 and $377,398, respectively.

Due to related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the nine months ended May 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of May 31, 2023.

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

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022. In June 2022, Zestv Studios Limited also loaned total of $273,913 to the Company as the working capital. The Company repaid the loan in June 2022. As of August 31, 2022, the Company had related party balance of $15,127 payable to Zestv Studios Limited.

The Company repaid $15,127 during the nine months ended May 31, 2023. On April 3, 2023, Zestv Studios Limited further loaned  $255,415 to the Company for its working capital needs. The loan is non-interest bearing and due on demand.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8– RELATED PARTY TRANSACTIONS (Continued)

Due to related party - Zestv Studios Limited (continued)

As of May 31, 2023, the Company had balance of $255,415 payable to Zestv Studios Limited.

The Company also rented an office space from Zestv Studios Limited (See Note 6). For the nine months ended May 31, 2023 and 2022, the Company incurred related party office rent expense of $49,536 and $49,536, respectively.

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

During the nine months ended May 31, 2023 and 2022, the Company incurred total compensation of $153,000 and $342,167, respectively, for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $32,500 and $58,500, respectively, for Chief Investment Officer during the nine months ended May 31, 2023 and 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities during the nine months ended May 31, 2023:

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

During the three months ended May 31, 2023, the Company issued total 293,378,569 common shares as the result of the conversion of total 65,264 Series C preferred shares.

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

Pursuant to this agreement, during the nine months ended May 31, 2023, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475.

As of May 31, 2023 and August 31, 2022, the Company had 1,174,283,385 and 384,512,583 common shares issued and outstanding, respectively.

Preferred shares

The Company had the following activities during the nine months ended May 31, 2023:

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

The Company recorded dividend expenses of $14,545 and $17,343 on Series C and D Preferred shares for the nine months ended May 31, 2023 and 2022, respectively.

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

As of May 31, 2023 and August 31, 2022, the components of net deferred tax assets, including a valuation allowance, were as follows:

	May 31, 2023	August 31, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$1,939,624	$1,328,204
Less: valuation allowance	(1,939,624)	(1,328,204)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,939,624 and $1,328,204 as of May 31, 2023 and August 31, 2022, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2023 and August 31, 2022.

Reconciliation between the statutory rate and the effective tax rate is as follows for the nine months ended May 31, 2023 and 2022:

	Nine months ended
	May 31,
	2023	2022
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the nine months ended May 31, 2023 and 2022, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax during the nine months ended May 31, 2023 and 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATION RISK

Concentration

For the nine months ended May 31, 2023, 49% and 23% of the total revenue were generated from two customers, respectively. For the nine months ended May 31, 2022, 100% of the total revenue was generated from one customer.

For the three months ended May 31, 2023, 44% and 32% of the total revenue were generated from two customers, respectively. For the three months ended May 31, 2022, 100% of the total revenue was generated from one customer.

As of May 31, 2023, two customers accounted for 81% and 19% of the Company’s accounts receivable balance, respectively. There was no accounts receivable balance as of August 31, 2022.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of May 31, 2023 and August 31, 2022, cash balance of $121,291 and $70,602, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

The following table presents summary information by segment for the nine months ended May 31, 2023 and 2022, respectively.

	IP Segment		Cinema Segment		Total
	Nine months ended		Nine months ended		Nine months ended
	May 31		May 31		May 31
	2023	2022	2023	2022	2023	2022
Revenue	$791,225	$2,056,000	$317,415	$—	$1,108,640	$2,056,000
Cost of revenue	2,530,435	2,235,534	139,567	—	2,670,002	2,235,534
Gross income (loss)	(1,739,210)	(179,534)	177,848	—	(1,561,362)	(179,534)
Interest income	495	—	—	—	495	—
Depreciation	3,332	39,902	—	—	3,332	39,902
Capital expenditure	—	—	—	—	—	—
Segment assets	3,276,524	6,820,353	14,849	—	3,291,373	6,820,353
Segment income (loss)	$(3,054,265)	$(1,769,767)	$142,738	$—	$(2,911,527)	$(1,769,767)

The following table presents summary information by segment for the three months ended May 31, 2023 and 2022, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	May 31		May 31		May 31
	2023	2022	2023	2022	2023	2022
Revenue	$433,939	$256,000	$139,450	$—	$573,389	$256,000
Cost of revenue	751,192	862,400	60,859	—	812,051	862,400
Gross income (loss)	(317,253)	606,400	78,591	—	(238,662)	606,400
Interest income	337	—	—	—	337	—
Depreciation	1,108	13,300	—	—	1,108	13,300
Capital expenditure	—	—	—	—	—	—
Segment assets	3,276,524	6,820,353	14,849	—	3,291,373	6,820,353
Segment income (loss)	$(724,768)	$(1,169,662)	$80,941	$—	$(643,827)	$(1,169,662)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Software Development Service Agreement

On June 8, 2023, the Company signed a software development service agreement a third-party vendor, entrusting the vendor to develop a multimodal AI assistant for the film and television industry. This AI assistant consists of a website and an APP, which are designed to create a digital toll powered by AI that aims to digitize and improve the efficiency and quality of film production. According to the agreement, the vendor shall complete the development within 15 months. The total development fee is $1.5 million. As of the reporting date, the Company has paid $300,000 in accordance with the terms of the agreement.

Reverse Stock split

On June 12, 2023, the Board of Directors approved a reverse split for the Corporation’s issued and outstanding common stock, which has a par value $0.001 per share. The reserve split ratio has been determined at 1 for 10,000. The effectiveness of this reverse split is contingent upon receiving approval from the Financial Industry Regulatory Authorization (FINRA).

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of May 31, 2023 , the Company acquired 68 movie broadcast rights and total 20-episode TV drama series. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

During the COVID-19 pandemic, movie theatres have been subject to various governmental orders requiring theatres to take or refrain from certain activities including, but not limited to, suspending operations, reduction in seating capacities, enforcement of social distancing, establishment of enhanced cleaning protocols, restrictions on food and beverage sales, tracking the identity of guests, employee protection protocols, and limitation on operating hours. Although the orders have been lifted after the government of United States announced to end the national emergency in May 2023, we currently cannot predict whether COVID-19 will be fully terminated and whether similar orders will be utilized during future public health outbreaks.

Specific to our company operations, during the pandemic period, we have enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing our office, having employees work from home, and eliminating all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it did have an impact on our ability to execute on our agreements to deliver our core products.   Our operation has been returned to normal after the end of the national emergency.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.

Results of Operations

Revenues

Our total revenue reported for the three and nine months ended May 31, 2023 was $573,389 and $1,108,640, respectively. Our total revenue reported for the three and nine months ended May 31, 2022 was $256,000 and $2,056,000.

The revenue for the three and nine months ended May 31, 2023, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie broadcast rights sold to a third party, as well as the revenue generated from movie tickets and food sales from our newly operated movie theatre. On the other hand, the revenue for the three and nine months ended May 31, 2022, was mainly attributable to the sale of mainland China copyrights and broadcast rights for the movies “Love over the world”, “Our treasures”, and “Confusion”.

Our cost of revenues for the nine months ended May 31, 2023, was $2,670,002, compared to $2,235,534 for the same period in 2022. The increase in cost of revenues was mainly due to the amortization of copyrights and broadcast rights and MFT MMM platform, as well as film rental and food costs related to our cinema segment.

Our cost of revenues for the three months ended May 31, 2023, was $812,051, compared to $862,400 for the same period in 2022. The decrease in cost of revenues was primarily attributable to the decrease in amortization expenses owing to the increase in fully amortized property, equipment and copyrights.

We have started the operation of our movie theatre since October 2022. For the nine months ended May 31, 2023, we generated total revenue of $317,415, including $206,303 from ticket sales, and $111,112 from food and beverage sales. Total cost for our cinema segment was $139,567, which resulted in gross profit margin of 56%. We expect to have continued growth in our cinema segment with the recovery of movie industry from the impact of the pandemic.

Consequently, we incurred a gross loss of $1,561,362 for the nine months ended May 31, 2023, compared to a gross loss of $179,534 for the nine months ended May 31, 2022. Similarly, for the three months ended May 31, 2023, we recorded a gross loss of $238,662, compared to a gross loss of $606,400 for the same period in 2022. The increase in gross loss for the nine months ended May 31, 2023, as compared to the same period last year, was primarily due to the decrease in magnitude of sales of copyrights and broadcast rights during the current period, as well as higher costs associated with amortizing movie broadcast rights and NFT MMM platform.

We expect to generate increased revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York.

Operating Expenses

Operating expenses decreased to $1,350,660 for the nine months ended May 31, 2023 from $1,448,288 for the nine months ended May 31, 2022. Our operating expenses for nine months ended May 31, 2023 consisted of general and administrative expenses of $1,165,160 and related party salary and wages of $185,500. In contrast, our operating expenses for the nine months ended May 31, 2022 consisted of general and administrative expenses of $1,047,621 and related party salary and wages of $400,667.

Operating expenses decreased to $405,502 for the three months ended May 31, 2023 from $421,317 for the three months ended May 31, 2022. Our operating expenses for three months ended May 31, 2023 consisted of general and administrative expenses of $361,002 and related party salary and wages of $44,500. In contrast, our operating expenses for the three months ended May 31, 2022 consisted of general and administrative expenses of $350,567 and related party salary and wages of $70,750.

We anticipate our operating expenses will decrease due to we have continued our efforts to reduce operating costs, focusing particularly on optimizing our expenses, including the salaries for senior management.

Net Loss

We incurred a net loss in the amount of $2,911,527   for the nine months ended May 31, 2023, as compared with a net loss of $1,769,767 for the nine months ended May 31, 2022.

We incurred a net loss in the amount of $643,827   for the three months ended May 31, 2023, as compared with a net loss of $1,169,662   for the three months ended May 31, 2022.

Liquidity and Capital Resources

As of May 31, 2023, we had $447,215 in current assets consisting of cash, prepaid expenses, accounts receivable. Our total current liabilities as of May 31, 2023 were $1,110,491. As a result, we have a working capital deficit of $663,276 as of May 31, 2023 as compared with $856,866 as of August 31, 2022.

Operating activities used $467,009 in cash for the nine months ended May 31, 2023, as compared with $617,146 used in cash for the same period last year.

Our negative operating cash flow for the nine months ended May 31, 2023 was mainly the result of our net loss combined with operating changes in receivables, offset by the amortization of intangible assets, purchase deposit refund and consulting fee paid in stock. Our negative operating cash flow for nine months ended May 31, 2022 was mainly the result of our net loss combined with operating changes in purchase deposits paid and purchase of broadcast rights and copyrights, offset by amortization of intangible assets and executive salaries and consulting fees paid in stock.

Investing activities was $Nil for the nine months ended May 31, 2023, as compared with $280,000 used in investing activities for the nine months ended May 31, 2022. Our negative investing cash flow for the nine months ended May 31, 2022 was mainly the result of the expenses incurred to purchase intangible assets.

Financing activities provided $517,631 for the nine months ended May 31, 2023, as compared with $1,136,655 provided in financing activities for the nine months ended May 31, 2022. Our positive financing cash flow for the nine months ended May 31, 2023 and 2022 was mainly the result of proceeds from issuance of our common stocks, preferred stocks, and increase in related party payable and due to stockholders.

Going Concern

Our unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of May 31, 2023, the Company had an accumulated deficit of approximately $11.7 million and a working capital deficit of approximately $0.7 million. For the nine months ended May 31, 2023, the Company incurred a net loss of approximately $2.9 million and the net cash used in operations was approximately $0.5 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Off Balance Sheet Arrangements

As of May 31, 2023, there were no off-balance sheet arrangements.

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

Our critical accounting policies are set forth in Note 2 to the consolidated financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

On May 9, 2023, two directors of the Company resigned, including Mr. Jianlin Deng, the Chief Financial Officer, and Ho Fai Lam, the Audit Committee chair. The Company determined that these changes have materially affected our internal control over financial reporting for the nine months ended May 31, 2023.

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

The Company had the following equity activities during the three months ended May 31, 2023:

Conversion of Series C preferred shares to common shares

During the three months ended May 31, 2023, the Company issued total 293,378,569 common shares as the result of the conversion of total 65,264 Series C preferred shares.

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
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer
July 13, 2023

