Form 10-K
period 2023-08-31
AB INTERNATIONAL GROUP CORP.
filed 2023-11-29
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2023
☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________
Commission File Number: 000-55979

AB International Group Corp.

(Exact name of registrant as specified in its charter)

Nevada	37-1740351
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
144 Main Street, Mt. Kisco, NY 10549
(Address of principal executive offices)
(914) 202-3108
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

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

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $431,057

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 2,567,226,432 common shares as of November 28, 2023.

i

PART I

Item 1. Business

Company Overview

The Company was incorporated under the laws of the State of Nevada on July 29, 2013. The Company's fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies. On June 1, 2017 we acquired a patent license to a video synthesis and release system for mobile communications equipment, in which the technology is the subject of a utility model patent in the People's Republic of China. Our License to the Technology generates revenue through sub-license monthly fees from a smartphone app on Android devices. This smartphone app was already existing and licensed at the time we acquired the Technology of video synthesis. In January, 2021, our sublicensing agreement with Licensee to generate revenues was terminated. As such, there has been no revenues generated from sub-licensing the Technology since the end of December, 2020. On February 2019, we launched a business application (Ai Bian Quan Qiu) through smartphones and official social media accounts utilizing Artificial Intelligence. It is a matching platform for performers, advertiser merchants, and owners for more efficient services. We previously generated revenues through an agency service fee from each matched performance. Due to the quarantine and continuous control imposed by the state and local governments in areas affected by COVID-19, merchant advertising events have been suspended for 7 months. The Company decided to suspend the Ai Bian Quan Qiu platform, which, at the time, created an adverse impact on the business and financial condition and hampered its ability to generate revenue and access sources of liquidity on reasonable terms. As a result, we decided to focus mainly the IP transactions and online video streaming.

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of August 31, 2023, the Company acquired 68 movie broadcast rights and a 20-episode TV drama series. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

On May 5, 2022, the Company incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating Mt. Kisco Theatre located in Mount Kisco, NY. The theatre started operations in October 2022. After a rough two years for movie theatres due to the pandemic, movie theaters are starting to show signs of life again. The Company is intending to shift the business strategy from online only to the combination of online and offline business. The Company expects to generate considerable revenue from its movie theater business line in the following years.

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

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

Competition

For our movie theatre business, due to relaxing government restrictions, many movies which were delayed due to COVID-19 are expected to be released in the upcoming years, and the movie theater business is starting to show signs of life again. Our theatre is subject to varying degrees of competition in the geographic areas in which it operates. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre locations. Our online platform ABQQ.tv has not yet generated any revenue, whereas the major competitors in this field, including Netflix, Amazon and Apple, have far superior resources and brand notoriety. We are hoping to capture some market share through pricing, unique media offerings, and marketing campaigns when funds are available. We cannot assure you that we will be successful in these endeavors.

For the NFT business, the company recently licensed the software to a third party for a fee and does not yet have any competitors in the market.

Government Regulation

Our theatres in the United States must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations, including websites and mobile apps for such accommodations, be accessible to individuals with disabilities and that new construction or alterations are made to conform to accessibility guidelines. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants and additional capital expenditures to remedy such noncompliance. As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations. In Europe, all territories have similar national regulations relating to disabilities.

Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements, consumer and employee privacy rights, and licensing, including alcoholic beverage sales. We believe our theatres are in material compliance with such requirements.

During the COVID-19 pandemic, our theatres have been subject to various governmental orders requiring us to take or refrain from certain activities including, but not limited to, suspending operations, reduction in seating capacities, enforcement of social distancing, establishment of enhanced cleaning protocols, restrictions on food and beverage sales, tracking the identity of guests, employee protection protocols, and limitation on operating hours. Although the orders have been modified frequently and the restrictions have recently relaxed, we believe our theatres have maintained material compliance with such orders. With adaptations in the virus, we currently cannot predict when or if COVID-19 related governmental orders will be fully terminated and whether similar orders will be utilized more frequently during future public health outbreaks. Any response that would result in a shutdown of or other restrictions on our theatre would be determinantal and we could go out of business.

Employees

We currently have 9 employees.

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

NFT MMM license business

The licensee(s) inability to pay license fees to the company for any reason, because they are first time running such business.

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

Risks Related to Macroeconomics, COVID-19 Restrictions and Other Conditions

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations and financial condition.

Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for our theater, products and services. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors.

In addition to an adverse impact on demand for our theater, products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition and stock price.

Our business can be impacted by political events, trade and other disputes, war, terrorism, natural disasters, public health issues, riots, accidents, and other business interruptions.

Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues (such as COVID-19), riots, accidents and other business interruptions can harm or disrupt international commerce and the global economy and could have a material adverse effect on us and our customers, licensees, suppliers, distributors, and other channel partners.

Our theater is in a location that is prone to political events and unrest, accidents and other factors that may affect our financial condition. In addition, our operations are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our control. Global climate change is resulting in certain types of natural disasters, such as droughts, floods, hurricanes and wildfires, occurring more frequently or with more intense effects. Such events can make it difficult or impossible for us to maintain operations with our customers, create delays and inefficiencies in our supply and manufacturing chain, and result in slowdowns and outages to our product and service offerings, and negatively impact consumer spending and demand in affected areas. Following an interruption to our business, we can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales.

Our operations are also subject to the risks of accidents that may occur on our premises. Despite safety measures, accidents could occur and could result in serious injuries or loss of life, disruption to our business, and harm to our reputation. Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for consumer products; the imposition of protective public safety measures, such as shutdowns and restrictive mandates; and disruptions in our operations, supply chain and sales and distribution channels, resulting in interruptions to our theater and the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.

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

We have the right to issue additional common stock and preferred stock without consent of shareholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment

We are authorized to issue up to 10,000,000,000 shares of common stock, of which there were 2,567,226,432 shares issued and outstanding as of November 28, 2023. In addition, our articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. We have designated and authorized, 100,000 shares of Series A Preferred Stock. As of November 28, 2023, there were issued and outstanding 100,000 shares of our Series A Preferred Stock, 20,000 shares of our Series B Preferred Stock and no shares of our Series C Preferred Stock or Series D Preferred Stock.

With respect to designations of preferred stock that have no outstanding shares, we may withdraw these designations as determined by our board of directors.

We have designated four series of preferred stock, two of which we have shares issued and outstanding in Series A Preferred Stock and Series B Preferred Stock. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferential voting, conversion rights, and preferences as to dividends and distributions on liquidation.

Item 1B. Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2. Properties

We do not own any real estate or other properties. The Company leased certain office space in Hong Kong from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, under operating lease for three years from May 1, 2019 to April 30, 2022 with annual rental of $66,048 (HKD 516,000). On May 1, 2022, the Company signed a new operating lease agreement with Zestv Studios Limited to lease its Hong Kong office premise for two years from May 1, 2022 to April 2024 with annual rental of $66,048 (HKD 516,000). The lease was early terminated as of August 31, 2023.

The Company also leased an office space in Singapore under operating lease from April 13, 2021 to March 31, 2022 with monthly rental of $716 (SGD 974), and an office space at 48 Wall Street, New York, under operating lease for one year from September 1, 2021 to August 31, 2022 with annual rental of $20,400. The Company has renewed the lease of its New York office space for one year from September 1, 2022 to August 31, 2023 with renewed annual rental of $22,440.   The lease was not renewed subsequent to the year ended August 31, 2023.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first two years, including real estate related taxes and landlord’s insurance.

Total lease expense for the years ended August 31, 2023 and 2022 was $291,319 and $289,411, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Holders of Our Common Stock

As of November 28, 2023, we had 2,567,226,432 shares of our common stock issued and outstanding, held by approximately 544 shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

The Company had the following equity activities during the year ended August 31, 2023:

Common shares

Increasing authorized number of common shares

On October 11, 2022, the Company filed amendment to Articles of Incorporation to increase the authorized number of common shares from 1,000,000,000 shares to 10,000,000,000 shares. This increasing of authorized number of common shares has been retroactively reflected in the consolidated financial statements and notes thereto.

Reverse Split

On June 12, 2023, the Board of Directors approved a reverse split for the Company’s issued and outstanding common stock, at a ratio of 1 share for every 10,000 shares, contingent upon receiving a market effectiveness date from FINRA.

On September 8, 2023, however, the Board of Directors decided to cancel the company's upcoming 10,000 to 1 reverse split. The Board of Directors decided it would not be in the best interest of the shareholders or the Company to execute a reverse split at this time. The Company informed FINRA that it will not be moving forward with the reverse split withdrew its application.

Conversion of Series C preferred shares to common shares

During the year ended August 31, 2023, the Company issued total 700,770,802 common shares as the result of the conversion of total 250,268 Series C preferred shares.

Subscription of common shares

Pursuant to the common stock purchase agreement signed with Alumni Capital LP on August 2, 2022, for the year ended August 31, 2023, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475.    The agreement expired on December 31, 2022.

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

On June 21, 2023, 1,436 shares of Series C Convertible Preferred Stock of the Company were waived by the accredited investor.

The Company recorded dividend expenses of $31,387 and $36,952 on Series C and D Preferred shares for the year ended August 31, 2023 and 2022, respectively.

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

In connection with this common stock purchase, Alumni Capital LP is also entitled to purchase up to 50,000,000 shares of Company’s common stock (the “Warrant Shares”). The exercise price is $0.02 per shares with an exercise period commencing on August 2, 2022, and ending on the 5 years anniversary of the issuance date. The aggregated fair value of the warrants is $234,000. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0048; risk free rate of 2.85%; expected term of 5 years; exercise price of $0.02; volatility of 221.4%; and expected future dividends of $Nil. The warrants were recorded in equity.

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

Results of Operations

Revenues

Our total revenue reported for the years ended August 31, 2023 and 2022 was $1,473,222 and $2,928,000, respectively.

The revenue for the year ended August 31, 2023, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to a third party, as well as the revenue generated from movie tickets and food and beverage sales from our newly operated movie theatre. On the other hand, the revenue for the year ended August 31, 2022, was mainly attributable to the sale of mainland China copyrights and broadcast rights for a number of movies. The decrease in revenue was mainly due to the decrease in copyrights and broadcast rights sold in fiscal 2023 as compared to fiscal 2022.

We have started the operation of our movie theatre since October 2022. For the year ended August 31, 2023, we generated total revenue of $525,222, including $345,057 from ticket sales, and $180,165 from food and beverage sales. We expect to have continued growth in our cinema segment with the recovery of movie industry from the impact of the pandemic.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Costs and Expenses

Operating expenses was $5,030,354 for the year ended August 31, 2023, as compared to $4,959,787 for the year ended August 31, 2022. Our operating costs and expenses for the year ended August 31, 2023 consisted of theatre operating costs of $243,635, amortization expenses of $3,048,172, general and administrative expenses of $1,507,988 and related party salary and wages of $230,559. In contrast, our operating costs and expenses for the year ended August 31, 2022 consisted of amortization expenses of $3,221,789, general and administrative expenses of $1,190,360 and related party salary and wages of $547,638.

We experienced an increase in theatre operating costs in fiscal 2023 as compared to fiscal 2022, mainly due to the commencement of our move theatre operation since October 2022.

We experienced a decrease in amortization expenses in fiscal 2023 as compared to fiscal 2022, mainly due to the increase in fully amortized assets for the year ended August 31, 2023.

We experienced an increase in general and administrative expenses in fiscal 2023 as compared to fiscal 2022, mainly as a result of increased non-related party salaries and contractors, professional fees, and utilities expenses, offset partially by decreased depreciation expense in fiscal 2023 as compared with fiscal 2022.

We experienced a decrease in related party salary and wages in fiscal 2023 as compared to fiscal 2022 due to the resignation of the Chief Financial Officer and Chief Investment Officer during the year ended August 31, 2023. During the years ended August 31, 2023 and 2022, the Company paid the Chief Executive Officer and Chief Financial Officer total compensation of $198,113 and $393,165, respectively. The Company also paid Chief Investment Officer compensation of $32,446 and $154,473, respectively, for the years ended August 31, 2023 and 2022.

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

Other Income (Expenses)

We had other expenses of $9,578 for the year ended August 31, 2023, as compared with other expenses of $142,184 for the year ended August 31, 2022. Our other expenses for fiscal 2023 was the interest expense – related party, net of bank interest income. Our other expenses for fiscal 2022 was the result of the penalty expenses recorded in connection with the conversion of the Company’s Series C preferred stocks due to the fact that the Company was late filing the Form 10-Q for the period ended February 28, 2022.

Net Loss

We incurred a net loss in the amount of $3,566,710 for the year ended August 31, 2023, as compared with a net loss of $2,173,971 for year ended August 31, 2022.

Liquidity and Capital Resources

As of August 31, 2023, we had $117,096 in current assets consisting of cash. Our total current liabilities as of August 31, 2023 were $1,122,943. As a result, we have a working capital deficit of $1,005,847 as of August 31, 2023 as compared with $856,866 as of August 31, 2022.

Operating activities used $553,489 in cash for the year ended August 31, 2023, as compared with $1,500,168 used in cash for the year ended August 31, 2022.

Our negative operating cash flow for the year ended August 31, 2023 was mainly the result of our net loss combined with operating changes in the purchase and deposit for acquiring movie copyrights and software, and the decrease in accounts payable and accrued liabilities offset by the amortization of intangible assets, consulting fees paid in stock and the refund of purchase deposits.

Our negative operating cash flow for the year ended August 31, 2022 was mainly the result of our net loss for the year combined with the purchase and deposit for acquiring movie and TV series copyrights and broadcast rights, and the decrease of related party payable balance, offset by the amortization of intangible assets, and increased account payable and accrued liabilities.

Investing activities was $Nil for the years ended August 31, 2023 and 2022.

Financing activities provided $586,362 for the year ended August 31, 2023, as compared with $1,452,138 provided in financing activities for the year ended August 31, 2022. Our positive financing cash flow for the years ended August 31, 2023 and 2022 was mainly the result of proceeds from issuance of our common shares, preferred shares, and the loans from the stockholders.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of August 31, 2023, the Company had an accumulated deficit of approximately $12.4 million and a working capital deficit of approximately $1.0 million. For the year ended August 31, 2023, the Company incurred a net loss of approximately $3.6 million and the net cash used in operating activities was approximately $0.6 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations.

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

Off Balance Sheet Arrangements

As of August 31, 2023, there were no off-balance sheet arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of August 31, 2023 and 2022;
F-3	Consolidated Statements of Operations for the years ended August 31, 2023 and 2022;
F-4	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2023 and 2022;
F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2023 and 2022; and
F-6 - F-23	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AB International Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB International Group Corp. (the “Company”) as of August 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended August 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended August 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, as of August 31, 2023, the Company had an accumulated deficit of approximately $12.4 million and a working capital deficit of approximately $1.0 million. For the year ended August 31, 2023, the Company incurred a net loss of approximately $3.6 million and the net cash used in operating activities was approximately $0.6 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2022.

Hackensack, New Jersey

November 29, 2023

PCAOB ID Number 273

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$117,096	$84,223
Prepaid expenses	—	13,035
Total Current Assets	117,096	97,258

Property and equipment, net	8,254	12,695
Right of use operating lease assets, net	696,380	1,004,018
Intangible assets, net	1,455,110	3,798,282
Purchase deposits for intangible assets, non-current	300,000	881,724
Security deposit	45,240	45,240
TOTAL ASSETS	$2,622,080	$5,839,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$156,763	$293,786
Accounts payable and accrued liabilities - related party	6,388	15,127
Loan from related parties	748,285	377,398
Current portion of obligations under operating leases	211,507	229,813
Deferred revenue	—	38,000
Total Current Liabilities	1,122,943	954,124

Obligations under operating leases, non-current	608,149	863,145
Total Liabilities	1,731,092	1,817,269

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of August 31, 2023 and 2022, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of August 31, 2023 and 2022, respectively	20	20
Series C preferred stock, 174,421 and 335,850 shares issued and outstanding, as of August 31, 2023 and 2022, respectively	175	336
Series D preferred stock, 0 and 0 shares issued and outstanding, as of August 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,285,283,385 and 384,512,583 shares issued and outstanding, as of August 31, 2023 and 2022, respectively	1,285,283	384,512
Additional paid-in capital	11,993,408	12,636,838
Accumulated deficit	(12,387,998)	(8,789,901)
Unearned stock compensation	—	(209,957)
Total Stockholders’ Equity	890,988	4,021,948
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,622,080	$5,839,217

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

	Years ended
	August 31,
	2023	2022

REVENUE
Copyrights and license	$948,000	$2,928,000
Theatre admissions and food and beverage sales	525,222	—
Total revenue	1,473,222	2,928,000

OPERATING COSTS AND EXPENSES
Amortization expenses	(3,048,172)	(3,221,789)
Theatre operating costs	(243,635)	—
General and administrative expenses	(1,507,988)	(1,190,360)
Related party salary and wages	(230,559)	(547,638)
Total Operating Costs And Expenses	(5,030,354)	(4,959,787)

Loss From Operations	(3,557,132)	(2,031,787)

OTHER INCOME (EXPENSES)
Interest income (expenses)	740	(239)
Interest expense – related party	(10,318)	—
Penalty expenses	—	(141,945)
Total Other Expenses	(9,578)	(142,184)

Loss Before Income Tax Benefit	(3,566,710)	(2,173,971)

Income tax benefit	—	—
NET LOSS	$(3,566,710)	$(2,173,971)
Preferred shares dividend expense	(31,387)	(36,952)

NET LOSS AVAILABLE TO COMMON STOCK HOLDERS	$(3,598,097)	$(2,210,923)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.01)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	866,520,740	290,712,023
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	866,520,740	290,712,023

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance –August 31, 2021	226,589,735	$226,590	120,000	$120	$11,009,517	$(6,578,978)	$(7,473)	$4,649,776
Put Shares issued for cash	14,900,000	14,900	—	—	216,002	—	—	230,902
Preferred shares series C issuance	—	—	757,965	758	586,148	—	—	586,906
Preferred shares series C converted into common shares	85,715,176	85,715	(422,115)	(422)	(85,293)	—	—	—
Penalty and dividend in connection with Preferred shares series C	—	—	—	—	174,731	—	—	174,731
Preferred shares series D issuance	—	—	187	—	172,040	—	—	172,040
Preferred shares series D and dividend shares converted into common shares	12,307,672	12,307	(187)	—	(12,307)	—	—	—
Common shares issued to officers for services	45,000,000	45,000	—	—	576,000	—	(202,484)	418,516
Net loss	—	—	—	—	—	(2,210,923)	—	(2,210,923)
Balance at August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Preferred shares Series C issuance	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	700,770,802	700,771	(250,268)	(250)	(700,521)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	31,387	—	—	31,387
Stock based compensation - consultants	—	—	—	—	—	—	209,957	209,957
Preferred shares series C waived	—	—	(1,436)	(1)	1	—	—	—
Imputed Interest	—	—	—	—	10,318	—	—	10,318
Net loss	—	—	—	—	—	(3,598,097)	—	(3,598,097)
Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$—	890,988

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

	Years Ended
	August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,598,097)	$(2,210,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Executive salaries and consulting fees paid in stock	209,957	418,516
Depreciation of fixed asset	4,441	41,010
Amortization of intangible asset	3,048,172	3,221,789
Interest expense	10,318	—
Non-cash penalty and dividend expense for preferred shares	31,387	172,897
Non-cash lease expense	34,336	88,541
Changes in operating assets and liabilities:
Related party receivable	—	1,439
Prepaid expenses	13,035	531
Rent security & electricity deposit	—	(28,732)
Purchase deposits refunded (paid)	120,000	(881,724)
Purchase of movie and TV series broadcast right and copyright	(243,276)	(1,614,881)
Accounts payable and accrued liabilities	(137,023)	171,676
Accounts payable and accrued liabilities – related party	(8,739)	(918,307)
Deferred revenue	(38,000)	38,000
Net cash used in operating activities	(553,489)	(1,500,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related parties	370,887	375,051
Proceeds from common stock issuances	146,475	318,141
Proceeds from preferred share C issuances	69,000	586,906
Proceeds from preferred share D issuances	—	172,040
Net cash provided by financing activities	586,362	1,452,138

Net increase (decrease) in cash and cash equivalents	32,873	(48,030)
Cash and cash equivalents – beginning of year	84,223	132,253
Cash and cash equivalents – end of year	$117,096	$84,223

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$239
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Change of ROU assets and lease liabilities due to cancellation of leases	$43,489	$—
Transfer from long term prepayment to intangible assets	$461,724	$1,406,385
Additions to ROU assets	$—	$1,207,789

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB International Group Corp. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013. The Company is an Intellectual Property (IP) investment and licensing company. The Company, through its subsidiaries, is primarily engaged in the acquisition and distribution of movies, TV shows and music. On December 15, 2014, the Company incorporated APP Board Limited in Hong Kong, with its operation focusing primarily on acquisition and distribution movies and TV Shows.

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

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. The Company has licensed NFT MMM platform to a third party for the operation and obtained license fee starting from August 20, 2022 until August 19, 2023 when the license agreement expired.

On May 5, 2022, the Company incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating Mt. Kisco Theatre located at 144 Main Street, Mount Kisco, NY. The Company uses this theatre with a total of 5 screens and 466 seats for screening films. This is the Company’s first cinema in the United States and movie theater will become a new business line of the Company. The theatre started operating in October 2022. After a rough two years for movie theatres due to the pandemic, movie theaters are starting to show signs of life again. The Company is intending to shift the business strategy from online only to the combination of online and offline business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

Principles of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly owned subsidiary App Board Limited and AB Cinemas NY, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Transactions

The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Gains and losses from translation of foreign currency into U.S. dollars are included in current results of operations.

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies, TV shows and music, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the years ended August 31, 2023 and 2022.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets are recorded at the lower of cost or estimated fair value and amortized as follows:

•	Movie copyrights and broadcast rights: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years
•	NFT MMM platform: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years

Amortized costs of the intangible asset are recorded as amortization expenses in the consolidated statements of operations..

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the year ended August 31, 2023 and 2022, respectively.

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

Revenue from movie theater admissions and food and beverage sales:

The Company recognizes admissions and food and beverage revenues based on a gross transaction price which are recorded at a point in time when a film is exhibited to a customer and when a customer takes possession of food and beverage offerings. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded.

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

As of August 31, 2023 and 2022, other than accounts receivable and deferred revenue, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

 AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of revenue

The Company disaggregates its revenue from contracts by revenue streams, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The following table presents sales by revenue streams for the years ended August 31, 2023 and 2022, respectively:

	August 31, 2023	August 31, 2022
Copyrights sales	$250,000	$2,806,000
NFT licenses	698,000	122,000
Theatre admissions	345,057	—
Food and beverage sales	180,165	—
Total revenue	$1,473,222	$2,928,000

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

No liabilities measured at fair value on a recurring basis as of August 31, 2023 and 2022.

  AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of August 31, 2023, the total number of warrants outstanding was 50,000,000 (See Note 9). No warrants were included in the diluted loss per share as they would be anti-dilutive.

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

Income Taxes

The Company accounts for current income taxes in accordance with the laws of the relevant tax authorities. Income taxes are accounted for using the asset and liability approach. Under this approach, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred income taxes assets and liabilities are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

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

As of August 31, 2023, the Company had an accumulated deficit of approximately $12.4 million and a working capital deficit of approximately $1.0 million. For the year ended August 31, 2023, the Company incurred a net loss of approximately $3.6 million and the net cash used in operating activities was approximately $0.6 million. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $4,441 and $41,010 for the years ended August 31, 2023 and 2022, respectively.

As of August 31, 2023 and 2022, the balance of property and equipment was as follows:

	August 31, 2023	August 31, 2022
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(164,024)	(159,583)
Property and equipment, net	$8,254	$12,695

 NOTE 5 – INTANGIBLE ASSETS

As of August 31, 2023 and 2022, the balance of intangible assets was as follows:

	August 31, 2023	August 31, 2022
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	—
Movie copyrights - Nice to meet you	300,000	—
TV drama copyright - 20 episodes	295,000	190,000
Movie and TV series broadcast rights	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,018,798	8,313,798
Accumulated amortization	(7,563,688)	(4,515,516)
Intangible assets, net	$1,455,110	$3,798,282

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (Continued)

The amortization expense for the years ended August 31, 2023 and 2022 was $3,048,172 and $3,221,789, respectively. Estimated future amortization expense is as follows:

Twelve months ending August 31, 2023	Amortization expense
2024	$1,362,610
2025	92,500
Total	$1,455,110

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

In March 2022, the Company signed a purchase agreement with Anyone Pictures Limited to acquire the copyright for broadcasting a 25-episode TV drama series outside of mainland China, at a price of $525,000. Five standalone episodes were delivered in December 2022. On February 21, 2023, both parties entered into a supplementary agreement to determine the delivery of the remaining 20 standalone episodes. As a result, Anyone Pictures Limited agreed to refund $420,000 to the Company and the Company had received the full amount as of August 31, 2023.

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the year ended August 31, 2023, the Company recognized license revenue of $698,000.

On May 31, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of total 59 movies for a price of $250,000. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEASES

The Company leased certain office space in Hong Kong from Zestv Studios Limited, a Hong Kong entity 100% owned by the Chief Executive Officer Chiyuan Deng, under operating lease for three years from May 1, 2019 to April 30, 2022 with annual rental of $66,048 (HKD 516,000). On May 1, 2022, the Company signed a new operating lease agreement with Zestv Studios Limited to lease its Hong Kong office premise for two years from May 1, 2022 to April 2024 with annual rental of $66,048 (HKD 516,000). The lease was early terminated as of August 31, 2023.

The Company also leased an office space in Singapore under operating lease from April 13, 2021 to March 31, 2022 with monthly rental of $716 (SGD 974), and an office space at 48 Wall Street, New York, under operating lease for one year from September 1, 2021 to August 31, 2022 with annual rental of $20,400. The Company has renewed the lease of its New York office space for one year from September 1, 2022 to August 31, 2023 with renewed annual rental of $22,440. The lease was not renewed subsequent to the year ended August 31, 2023.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first two years, including real estate related taxes and landlord’s insurance.

Total lease expense for the years ended August 31, 2023 and 2022 was $291,319 and $289,411, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending August 31,
2024	$216,364
2025	250,555
2026	255,412
2027	107,275
Total future minimum lease payments	829,606
Less: imputed interest	(9,950)
Total	$819,656

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	August 31, 2023	August 31, 2022

Purchase deposit for movies and TV dramas	$—	$881,724
Purchase deposit for software	300,000	—
Total purchase deposits for intangible assets	$300,000	$881,724

On June 8, 2023, the Group has entered into software development contract for the creation of the streaming software designed for use on both the website and mobile applications. Pursuant to the contract’s terms, the Developer is contractually obliged to deliver the software by September 8, 2024, which corresponds to the upcoming 15-month period. The costs of the software amounts to $1,500,000. As of August 31, 2023, the Group has remitted an initial payment of $300,000 to the Developer.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

Loan from related parties

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. On June 1, 2023, Chiyuan Deng, the Chief Executive Officer, as the Company stockholders, entered into a line of credit agreement with the Company. Chiyuan Deng agreed to provide a line of credit to the Company for a total amount of no more than $1,500,000, including the previous shareholder loan balance of $697,281. The amount under this line of credit is non-interest bearing and due on demand starting from June 1, 2023. The Company has recognized an imputed interest at 5% per annum of the balances as of the year ended August 31, 2023. As of August 31, 2023 and 2022, the Company had loan from Chiyuan Deng balance of $748,285 and $144,516.

Jianli Deng, the former Chief Financial Officer, as the Company’s stockholders, make advances periodically to the Company for working capital purpose. These loans are non-interest bearing and due on demand. The amount due to Jianli Deng was fully settled on May 16, 2023. As of August 31, 2023 and 2022, the Company had loan from Jianli Deng balance of $0 and $232,882.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023.

Accounts payable and accrued liabilities – related party - Zestv Studios Limited

On December 1, 2020, the Company entered an agreement with Zestv Studios Limited, a Hong Kong entity 100% owned by Chiyuan Deng, the Chief Executive Officer, to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. As of August 31, 2021, the Company had refund payable of $916,922 for the movie royalty revenue net of the movie distribution commission fee to Zestv Studios Limited.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities – related party - Zestv Studios Limited (continued)

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022. The Company made payments of $15,127 during the year ended August 31, 2023.

As of August 31, 2023 and 2022, the Company had balance of $0 and $15,127 payable to Zestv Studios Limited, respectively.

The Company also rented an office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023 (See Note 6). For the years ended August 31, 2023 and 2022, the Company incurred related party office rent expense of $66,048 and $66,048 respectively.

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

For the years ended August 31, 2023 and 2022, the Company incurred total compensation of $198,113 and $393,165, respectively, for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $32,446 and $154,473, respectively, for Chief Investment Officer for the year ended August 31, 2023 and 2022.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities during the year ended August 31, 2023:

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

Conversion of Series C preferred shares to common shares

During the year ended August 31, 2023, the Company issued total 700,770,802 common shares as the result of the conversion of total 250,268 Series C preferred shares.

Pursuant to the common stock purchase agreement signed with Alumni Capital LP on August 2, 2022, for the year ended August 31, 2023, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475.    The agreement expired on December 31, 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Common shares (continued)

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

In connection with this common stock purchase, Alumni Capital LP is also entitled to purchase up to 50,000,000 shares of Company’s common stock (the “Warrant Shares”). The exercise price is $0.02 per shares with an exercise period commencing on August 2, 2022, and ending on the 5 years anniversary of the issuance date. The aggregated fair value of the warrants is $234,000. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0048; risk free rate of 2.85%; expected term of 5 years; exercise price of $0.02; volatility of 221.4%; and expected future dividends of $0. The warrants were recorded in equity.

The Company plans to use the proceeds from the sale of the common stocks for general corporate and working capital purposes and acquisitions or assets, businesses or operations or for other purposes that the Board of Directors, in good faith deem to be in the best interest of the Company. The registration of these securities was effective on September 13, 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Common shares (continued)

A summary of the status of the Company’s warrants as of August 31, 2023 and 2022 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2021	—	—
Warrants granted during the year	50,000,000	—
Warrants as of August 31, 2022	50,000,000	—
Warrants granted during the year	—	—
Exercisable as of August 31, 2023	50,000,000	—

Preferred shares

The Company had the following activities for the year ended August 31, 2023:

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

On June 21, 2023, 1,436 shares of Series C Convertible Preferred Stock of the Company were waived by the accredited investor.

The Company recorded dividend expenses of $31,387 and $36,952 on Series C and D Preferred shares for the year ended August 31, 2023 and 2022, respectively.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Preferred shares (continued)

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

As of August 31, 2023 and 2022, the components of net deferred tax assets, including a valuation allowance, were as follows:

	August 31, 2023	August 31, 2022
Deferred tax asset attributable to:
Net operating loss carry over	$2,077,213	$1,328,204
Less: valuation allowance	(2,077,213)	(1,328,204)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $2,077,213 and $1,328,204 as of August 31, 2023 and 2022, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2023 and 2022.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended August 31, 2023 and 2022:

	Year ended
	August 31,
	2023	2022
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

For the years ended August 31, 2023 and 2022, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax for the years ended August 31, 2023 and 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATION RISK

Concentration

For the year ended August 31, 2023, 47% and 17% of the total revenue were generated from two customers, respectively. For the year ended August 31, 2022, 70% and 26% of the total revenue were generated from two customers, including a related party. There were no accounts receivable balances as of August 31, 2023 and 2022.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of August 31, 2023 and 2022, cash balance of $92,972 and $70,602, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of August 31, 2023 and 2022, cash balance of $24,124 and $13,621, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

The following table presents summary information by segment for the years ended August 31, 2023 and 2022, respectively.

	IP Segment		Cinema Segment		Total
	Year ended		Year ended		Year ended
	August 31		August 31		August 31
	2023	2022	2023	2022	2023	2022
Revenue	$948,000	$2,928,000	$525,222	$—	$1,473,222	$2,928,000
Operating costs	—	—	243,635	—	243,635	—
Depreciation and Amortization	3,052,613	3,262,799	—	—	3,052,613	3,262,799
Interest expense	9,578	239	—	—	9,578	239
Segment assets	2,598,255	5,839,217	23,825	—	2,622,080	5,839,217
Segment income (loss)	$(3,720,974)	$(2,173,971)	$154,264	$—	$(3,566,710)	$(2,173,971)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Conversion of Series C preferred stock to common stock

Subsequent to the year ended August 31, 2023, the Company issued total 1,056,681,936 common shares for the conversion of total 174,421 Series C preferred stock.

Reverse Stock split

As previously disclosed in the Company’s Form 10-Q for the quarter ended May 31, 2023, on June 12, 2023, the Board of Directors approved a reverse split for the Company’s issued and outstanding common stock, at a ratio of 1 share for every 10,000 shares, contingent upon receiving a market effectiveness date from FINRA.

On September 8, 2023, however, the Board of Directors decided to cancel the company's upcoming 10,000 to 1 reverse split. The Board of Directors decided it would not be in the best interest of the stockholders or the Company to execute a reverse split at this time. The Company informed FINRA that it will not be moving forward with the reverse split and wthdrew its application.

Insurance of common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, as executive salaries.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

The Audit Committee was established in October of 2019. As of the year ended August 31, 2023, we only have one director, which has effectively ceased the work of the Audit Committee.

For the fiscal year ending August 31, 2023, the Audit Committee did not complete its tasks due to the lack of membership on the committee. Instead, the sole member of the board authorized inclusion of the audited financial statements for the years ended August 31, 2023 and 2022 to be included in this Annual Report.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2023, there have been no late reports, failures to file or transactions not timely reported.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report for the year ended August 31, 2019.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng President, CEO	2023 2022	180,000 180,000	0 50,000	0 138,000	0 0	0 0	0 0	0 6,750	180,000 374,750
Jimmy Chue Former Chief Investment Officer	2023 2022	32,446 78,000	0 0	0 76,473	0 0	0 0	0 0	0 0	32,446 154,473
Jianli Deng Former CFO and Director	2023 2022	18,113 4,000	0 0	0 0	0 0	0 0	0 0	0 2,250	18,113 6,250
Brandy Gao, Former Chief Financial Officer	2023 2022	0 15,000	0 0	0 0	0 0	0 0	0 0	0 0	0 15,000
Vella Deng, Former Chief Financial Officer	2023 2022	0 12,000	0 0	0 0	0 0	0 0	0 0	0 4,000	0 16,000

On July 30, 2018, we entered into an employment agreement with Chiyuan Deng to serve as our President. The agreement is for six years and we issued Mr. Deng 400,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

On February 22, 2021, we entered into an employment agreement with Jimmy Chue to serve as Chief Investment Officer (CIO). The CIO will be compensated with an annual base salary of $78,000. On May 9, 2023  , Jimmy Chue resigned as our CIO.

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

On June 24, 2022, our board of directors appointed Jianli Deng as our Chief Financial Officer and a member of our board of directors. The Chief Financial Officer will be compensated with an annual base salary of $24,000.    On May 9, 2023  , Jianli Deng resigned as our Chief Financial Officer.

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, as executive salaries.

On November 15, 2023, the Company announced that as part of its efforts to mitigate the financial impact on the Company, the Company’s sole officer and director, Mr. Chiyuan Deng, has agreed to reductions in his employment compensation.

Effective as of October 2023, Mr. Deng has agreed to forego his $180,000 yearly salary and other benefits allowed for under his employment agreement, as amended with the Company, until such fees and benefits are reinstated by the Company’s board of directors.

Once the Company is in a better position financially and profitable, the Company and Mr. Deng plan to amend the employment agreement with changes to Mr. Deng’s compensation structure designed to incentivize the Company’s CEO to achieve and maintain profitability.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Chiyuan Deng	—	—	—	—	—	—	—	—	—
Jianli Deng	—	—	—	—	—	—	—	—	—
Jimmy Chue	—	—	—	—	—	—	—	—	—

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

 For the year 2022-2023, the Board of Directors approved of the payment of US$9,000 as the fee for each Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 28, 2023, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 144 Main Street, Mt. Kisco, NY 10549.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chiyuan Deng(3)	261,620,400	10%	100,000	100%
All Directors and Executive Officers as a Group (1 person)	261,620,400	10%	100,000	100%
5% Holders
None			—	—

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 2,567,226,432 shares of common stock issued and outstanding, 100,000 shares of Series A Preferred Stock issued and outstanding and 20,000 shares of Series B Preferred Stock issued and outstanding, as of November 28, 2023.

(3)	Includes 238,020,400 shares held in his name, 2,100,000 shares held in Zestv Features Ltd in which he has voting and disposition authority, 1,400,000 shares held in Bonus Media Investment Limited in which he has voting and disposition authority, 100,000 shares which may be acquired from converting 100,000 Series A shares, and 20,000,000 shares that may be acquired from converting 20,000 shares of Series B Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, and the related party transactions disclosed in Note 12 of the Company’s consolidated financial statements for the years ended August 31, 2023, for the past two fiscal years there have not been, and there is not currently proposed, any other transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Loan from related parties

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. On June 1, 2023, Chiyuan Deng, the Chief Executive Officer, as the Company stockholders, entered into a line of credit agreement with the Company. Chiyuan Deng agreed to provide a line of credit to the Company for a total amount of no more than $1,500,000, including the previous shareholder loan balance of $697,281. The amount under this line of credit is non-interest bearing and due on demand starting from June 1, 2023. The Company has recognized an imputed interest at 5% per annum of the balances as of the year ended August 31, 2023. As of August 31, 2023 and 2022, the Company had loan from Chiyuan Deng balance of $748,285 and $144,516.

Jianli Deng, the former Chief Financial Officer, as the Company’s stockholders, make advances periodically to the Company for working capital purpose. These loans are non-interest bearing and due on demand. The amount due to Jianli Deng was fully settled on May 16, 2023. As of August 31, 2023 and 2022, the Company had loan from Jianli Deng balance of $nil and $232,882.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023.

Accounts payable and accrued liabilities – related party - Zestv Studios Limited

On December 1, 2020, the Company entered an agreement with Zestv Studios Limited, a Hong Kong entity 100% owned by Chiyuan Deng, the Chief Executive Officer, to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. As of August 31, 2021, the Company had refund payable of $916,922 for the movie royalty revenue net of the movie distribution commission fee to Zestv Studios Limited.

Accounts payable and accrued liabilities – related party - Zestv Studios Limited (continued)

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022. The Company made payments of $15,127 during the year ended August 31, 2023.

As of August 31, 2023 and 2022, the Company had balance of $nil and $15,127 payable to Zestv Studios Limited, respectively.

The Company also rented an office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023 (See Note 6). For the years ended August 31, 2023 and 2022, the Company incurred related party office rent expense of $66,048 and $66,048 respectively.

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

For the years ended August 31, 2023 and 2022, the Company incurred total compensation of $198,113 and $393,165, respectively, for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $32,446 and $154,473, respectively, for Chief Investment Officer for the year ended August 31, 2023 and 2022.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	Prager Metis CPAs: $180,000 $180,000	$0	$0	$0
2022	RotenbergMeril, CPAs: $58,656 Yu Certified Public Accountant PC: $30,000 Prager Metis CPAs: $50,000 $138,656	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

4.13	Convertible Promissory Note	8-K	4.1	8/24/2020

4.14	Convertible Promissory Note	8-K	4.1	9/4/20

4.15	Convertible Promissory Note	8-K	4.2	9/4/20

4.16	Convertible Promissory Note	8-K	4.1	10/15/20

4.17	Common Stock Purchase Warrant	8-K	4.1	8/2/22

4.18	Description of Registrant’s Securities	S-1	n/a	8/4/22

10.1	Patent License Agreement	8-K	10.1	6/6/17

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.1	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Securities Purchase Agreement	8-K	10.1	8/24/20

10.17	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.18	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.19	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

10.20	Securities Purchase Agreement	8-K	10.1	9/4/20

10.21	Securities Purchase Agreement	8-K	10.2	9/4/20

10.22	Securities Purchase Agreement	8-K	10.1	10/15/20

10.23	Securities Purchase Agreement	8-K	10.1	10/20/20

10.24	Termination and Release Agreement	8-K	10.1	11/25/20

10.25	Termination and Release Agreement	8-K	10.1	12/1/20

10.26	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/29/21

10.27	Employment Agreement	8-K	10.1	2/24/21

10.28	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/2/21

10.29	Series C Preferred Stock Purchase Agreement	8-K	10.1	11/3/21

10.30	Lease Agreement	8-K	10.1	11/2/21

10.31	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/13/21

10.32	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/28/22

10.33	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/21/22

10.34	Amendment to Employment Agreement	8-K	10.1	5/24/22

10.35	Series C Preferred Stock Purchase Agreement	8-K	10.1	6/17/22

10.36	Series C Preferred Stock Purchase Agreement	8-K	10.1	8/1/22

10.37	Common Stock Purchase Agreement	8-K	10.1	8/2/22

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

Item 16. Form 10-K Summary

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB International Group Corp.

DATE	SIGNATURE	TITLE

November 29, 2023	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

November 29, 2023	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

