Form 10-Q
period 2023-11-30
AB INTERNATIONAL GROUP CORP.
filed 2024-01-16
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2023
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 2,567,226,432 common shares as of January 11, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2023 and August 31, 2023 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 30, 2023 and 2022 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended November 30, 2023 and 2022 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2023	2023

ASSETS
Current Assets
Cash and cash equivalents	$261,087	$117,096
Accounts receivable	57,000	—
Total Current Assets	318,087	117,096

Property and equipment, net	7,146	8,254
Right of use operating lease assets, net	646,034	696,380
Intangible assets, net	1,639,090	1,455,110
Purchase deposits for intangible assets, non-current	—	300,000
Security deposit	46,006	45,240
TOTAL ASSETS	$2,656,363	$2,622,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$335,348	$156,763
Accounts payable and accrued liabilities - related party	6,388	6,388
Loan from related parties	543,266	748,285
Current portion of obligations under operating leases	230,712	211,507
Total Current Liabilities	1,115,714	1,122,943

Obligations under operating leases, non-current	547,182	608,149
Total Liabilities	1,662,896	1,731,092

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of November 30, 2023 and August 31, 2023, respectively	100	100
Series B preferred stock, 20,000 and 20,000 shares issued and outstanding, as of November 30, 2023 and August 31, 2023, respectively	20	20
Series C preferred stock, 0 and 174,421 shares issued and outstanding, as of November 30, 2023 and August 31, 2023, respectively	—	175
Series D preferred stock, 0 and 0 shares issued and outstanding, as of November 30, 2023 and August 31, 2023, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 2,566,965,321 and 1,285,283,385 shares issued and outstanding, as of November 30, 2023 and August 31, 2023, respectively	2,566,965	1,285,283
Additional paid-in capital	10,770,780	11,993,408
Accumulated deficit	(12,344,398)	(12,387,998)
Total Stockholders’ Equity	993,467	890,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,656,363	$2,622,080

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	November 30,
	2023	2022

REVENUE
Copyrights and license	$714,288	$180,000
Theatre admissions and food and beverage sales	87,459	56,812
Total revenue	801,747	236,812

OPERATING COSTS AND EXPENSES
Amortization expenses	(511,809)	(923,499)
Theatre operating costs	(41,355)	(22,404)
General and administrative expenses	(261,692)	(424,513)
Related party salary and wages	(15,049)	(70,500)
Total Operating Costs And Expenses	(829,905)	(1,440,916)

Loss From Operations	(28,158)	(1,204,104)

OTHER INCOME
Interest income	637	79
Interest expense – related party	(13,879)	—
Other income	85,000	—
Total Other Income	71,758	79

Income (Loss) Before Income Tax Benefit	43,600	(1,204,025)

Income tax provision	—	—
NET INCOME (LOSS)	$43,600	$(1,204,025)
Preferred shares dividend expense	—	(5,765)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK HOLDERS	$43,600	$(1,209,790)

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	1,988,356,325	481,889,485
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	2,008,456,325	481,889,485

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Preferred shares series C issuance	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	75,037,786	75,038	(96,075)	(96)	(74,942)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	5,764	—	—	5,764
Common shares issued to officers for services	—	—	—	—	—	—	82,800	82,800
Net loss	—	—	—	—	—	(1,209,790)	—	(1,209,790)
Balance - November 30, 2022	659,550,369	$659,550	450,050	$450	$12,583,045	$(9,999,691)	$(127,157)	$3,116,197

Balance - August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$—	$890,988
Issuance of restricted common shares to officer for service	225,000,000	225,000	—	—	(180,000)	—	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—	—
Imputed Interest	—	—	—	—	13,879	—	—	13,879
Net income	—	—	—	—	—	43,600	—	43,600
Balance – November 30, 2023	2,566,965,321	$2,566,965	120,000	$120	$10,770,780	$(12,344,398)	$—	$993,467

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,600	$(1,209,790)
Adjustments to reconcile net income (loss) to net cash generated from (used in) operating activities:
Executive salaries and consulting fees paid in stock	—	82,800
Depreciation of fixed asset	1,108	1,116
Amortization of intangible asset	511,809	923,499
Gain from sales of software in progress	(85,000)
Imputed interest on officer loan	13,879	—
Non-cash dividend expense for preferred shares	—	5,764
Non-cash lease expense	8,584	8,584
Changes in operating assets and liabilities:
Accounts receivable	(57,000)	(60,000)
Prepaid expenses	—	3,555
Rent security & electricity deposit	(766)	—
Purchase of movie and TV series broadcast right and copyright	(695,789)	(243,276)
Accounts payable and accrued liabilities	223,585	270,733
Accounts payable and accrued liabilities – related party	—	(5,127)
Deferred revenue	—	—
Net cash used in operating activities	(35,990)	(222,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related parties	179,981	1,184
Proceeds from common stock issuances	—	87,975
Proceeds from preferred share C issuances	—	69,000
Net cash provided by financing activities	179,981	158,159

Net increase (decrease) in cash and cash equivalents	143,991	(63,983)
Cash and cash equivalents – beginning of period	117,096	84,223
Cash and cash equivalents – end of period	$261,087	$20,240

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$45,000	$—
Net off purchase deposit with loan from related parties for sales of software	$300,000	—
Transfer from purchase deposit to intangible assets	$—	$356,724
Subscription receivable for common stock issuance	$—	$58,500

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of AB International Group Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2023 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2023.

The unaudited consolidated financial statements as of and for the three months ended November 30, 2023 and 2022, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended November 30, 2023 and 2022 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three months ended November 30, 2023 and 2022.

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

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies, TV shows and music, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three months ended November 30, 2023 and 2022.

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

Amortized costs of the intangible asset are recorded as amortization expenses in the consolidated statements of operations.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three months ended November 30, 2023 and 2022, respectively.

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

The Company derives its revenues primarily from four sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service.

F-7

\

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

Revenue from embedded marketing service:

The Company derives revenue from providing the services of embedded marketing through adding advertisement into movies and TV series. The Company recognizes revenue when the advertisement is added to the movies and TV series.

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

As of November 30, 2023 and August 31, 2023, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

The following table presents sales by revenue streams for the three months ended November 30, 2023 and 2022, respectively:

	November 30, 2023	November 30, 2022
Copyrights sales	$531,800	$—
Embedded marketing service	125,488	—
NFT licenses	57,000	180,000
Theatre admissions	57,824	36,162
Food and beverage sales	29,635	20,650
Total revenue	$801,747	$236,812

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

No liabilities measured at fair value on a recurring basis as of November 30, 2023 and August 31, 2023.

  AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of November 30, 2023, the total number of warrants outstanding was 50,000,000 (See Note 10). No warrants were included in the diluted earnings per share as they would be anti-dilutive. The Series A and B preferred stocks were included in the diluted earnings per share as they would be dilutive.

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

As of November 30, 2023, the Company had an accumulated deficit of approximately $12.3 million and a working capital deficit of approximately $0.8 million. For the three months ended November 30, 2023, the net cash used in operating activities was approximately $36,000. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is cash not yet collected from the third party for the revenue generated from NFT MMM platform. As of November 30, 2023, the accounts receivable balance was $57,000. The amount was subsequently received in December 2023.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $1,108 and $1,116 for the three months ended November 30, 2023 and 2022, respectively.

As of November 30, 2023 and August 31, 2023, the balance of property and equipment was as follows:

	November 30, 2023	August 31, 2023
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(165,132)	(164,024)
Property and equipment, net	$7,146	$8,254

 NOTE 6 – INTANGIBLE ASSETS

As of November 30, 2023 and August 31, 2023, the balance of intangible assets was as follows:

	November 30, 2023	August 31, 2023
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	300,000
Movie copyrights - Nice to meet you	300,000	300,000
Movie copyrights 6 – movies	695,789	—
TV drama copyright - 20 episodes	295,000	295,000
Movie broadcast rights 59 – movies	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,714,587	9,018,798
Accumulated amortization	(8,075,497)	(7,563,688)
Intangible assets, net	$1,639,090	$1,455,110

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (continued)

The amortization expense for the three months ended November 30, 2023 and 2022 was $511,809 and $923,499, respectively. Estimated future amortization expense is as follows:

Twelve months ending November 30,	Amortization expense
2024	$1,332,847
2025	306,243
Total	$1,639,090

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

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the three months ended November 30, 2023 and 2022, the Company recognized license revenue of $57,000 and $180,000, respectively.

On September 10, 2023, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights for 4 movies at a price of $104,714. These copyrights allow the Company to transfer these movies to other parties outside the mainland China. On November 27, 2023, the Company further acquired mainland China copyrights of there 4 movies from All In One Media Ltd. at price of $378,513.

On September 30, 2023, the Company entered into another agreement with All In One Media Ltd to acquire the copy rights and broadcast rights for 2 movies for a price of $212,562. These copyrights allow the Company to broadcast these movies globally.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (continued)

In November 2023, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China copyrights of 1 movie for a price of $180,000 and the offline broadcast rights of another movie for a price of $211,800. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

On November 21, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell offline broadcast rights of 1 movie for a price of $140,000. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

NOTE 7 – LEASES

In September 2023, the Company entered into a one month lease with a third party for an office space in Hong Kong, incurring a monthly rent of $766. The lease was ceased as of November 30, 2023.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first two years, and $20,648 for the third year including real estate related taxes and landlord’s insurance.

Total lease expense for the three months ended November 30, 2023 and 2022 was $52,449 and $68,771, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending November 30,
2024	$235,208
2025	251,748
2026	256,642
2027	42,910
Total future minimum lease payments	786,508
Less: imputed interest	(8,614)
Total	$777,894

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	November 30, 2023	August 31, 2023

Purchase deposit for software	$—	$300,000
Total purchase deposits for intangible assets	$—	$300,000

On June 8, 2023, the Group has entered into software development contract for the creation of the streaming software designed for use on both the website and mobile applications. Pursuant to the contract’s terms, the Developer is contractually obliged to deliver the software by September 8, 2024, which corresponds to the upcoming 15-month period. The costs of the software amounts to $1,500,000. As of August 31, 2023, the Group has remitted an initial payment of $300,000 to the Developer. On November 28, 2023, both parties entered into an amended agreement to sell the software-in-progress to the Developer for $385,000. The amount was received through Zestv Studios Limited as of November 30, 2023 and used to reduce the amount of loan from CEO (see Note 9). The Company recognized a gain on the sales of software of $85,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Loan from related parties

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. On June 1, 2023, Chiyuan Deng, the Chief Executive Officer, as the Company stockholders, entered into a line of credit agreement with the Company. Chiyuan Deng agreed to provide a line of credit to the Company for a total amount of no more than $1,500,000, including the previous shareholder loan balance of $697,281. The amount under this line of credit is non-interest bearing and due on demand starting from June 1, 2023. As of November 30, 2023 and August 31, 2023, the Company has recognized an imputed interest at 5% per annum of the balances. As of November 30, 2023 and August 31, 2023, the Company had loan from Chiyuan Deng balance of $543,266 and $748,285.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. As of November 30, 2023, the related party balance to Youall Perform Services Ltd was $6,388.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

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

On June 23, 2022, the Company sold the mainland China copyright and broadcast right of the movie “Too Simple” to Zestv Studios Limited for a price of $750,000. The Company remains to have all copyright of outside of mainland China. The Company used this proceed to off-set the refund payable balance to Zestv Studios Limited with additional payment of $151,795 during the year ended August 31, 2022. The Company made payments of $5,127 during the 3 months ended November 30, 2022 and $10,000 during the 3 months ended February 28, 2023.

On November 28, 2023, the Company sold the software-in-progress to the Developer for $385,000. Zestv Studios Limited collected the payment on behalf of the Company. The payment of $385,000 reduced the loan from related parties as of November 30, 2023 (See Note 8).

 The Company also rented an office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023 (See Note 7). For the three months ended November 30, 2023 and 2022, the Company incurred related party office rent expense of $0 and $16,512, respectively.

As of November 30, 2023 and August 31, 2023, the Company had $0 payable to Zestv Studios Limited.

Executives’ salaries

On September 11, 2020 and May 24, 2022, the Company entered into two amended employment agreements with Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreements, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares common stock to the Company received under his initial employment agreement. The Chief Executive Officer opted to forgo his salaries effective from October 2023.

During the three months ended November 30, 2023, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the three months ended November 30, 2022, the Company incurred total compensation of $51,000 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $0 and $19,500, respectively, for Chief Investment Officer during the three months ended November 30, 2023 and 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the three months ended November 30, 2023:

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

Conversion of Series C preferred shares to common shares

During the three months ended November 30, 2023, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

Reverse Stock split

As previously disclosed in the Company’s Form 10-Q for the quarter ended May 31, 2023, on June 12, 2023, the Board of Directors approved a reverse split for the Company’s issued and outstanding common stock, at a ratio of 1 share for every 10,000 shares, contingent upon receiving a market effectiveness date from FINRA.

On September 8, 2023, however, the Board of Directors decided to cancel the company's upcoming 10,000 to 1 reverse split. The Board of Directors decided it would not be in the best interest of the stockholders or the Company to execute a reverse split at this time. The Company plans to inform FINRA that it will not be moving forward with the reverse split and will withdraw its application.

The Company had the following activities for the three months ended November 30, 2022:

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

Common shares (continued)

Subscription of Common shares (continued)

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

A summary of the status of the Company’s warrants as of November 30, 2023 and August 31, 2023 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2022	50,000,000	—
Warrants granted during the year	—	—
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the three months	—	—
Exercisable as of November 30, 2023	50,000,000	—

Preferred shares

The Company had the following activities for the three months ended November 30, 2023:

During the three months ended November 30, 2023, the Company converted a total 174,421 Series C preferred shares into common shares.

On November 30, 2023, the Board of Directors of the Company resolved to withdraw and subsequently cancelled the Amended Certificate of Designation for the Company’s Series C and Series D Preferred shares (see Note 15).The Company had the following activities for the three months ended November 30, 2022:

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

The Company recorded dividend expenses of $5,765  on Series C and D Preferred shares for the three months ended November 30, 2022.

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

As of November 30, 2023 and August 31, 2023, the components of net deferred tax assets, including a valuation allowance, were as follows:

	November 30, 2023	August 31, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$2,068,057	$2,077,213
Less: valuation allowance	(2,068,057)	(2,077,213)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $2,068,057 and $2,077,213 as of November 30, 2023 and August 31, 2023, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2023 and August 31, 2023.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2023 and 2022:

	Three months ended
	November 30,
	2023	2022
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the three months ended November 30, 2023, the Company and its subsidiaries generated net income. As a result, the Company and its subsidiaries utilized the tax losses for the three months ended November 30, 2023.

During the three months ended November 30, 2022, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax for the three months ended November 30, 2022.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATION RISK

Concentration

For the three months ended November 30, 2023 and 2022, 49% and 76% of the total revenue was generated from one customer, respectively.

As of November 30, 2023, one customer accounted for 100% of the Company’s accounts receivable balance, respectively. There was no accounts receivable balance as of August 31, 2023.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of November 30, 2023 and August 31, 2023, cash balance of $236,819 and $92,972, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of November 30, 2023 and August 31, 2023, cash balance of $24,268 and $24,124, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

The following table presents summary information by segment for the three months ended November 30, 2023 and 2022, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	November 30		November 30		November 30
	2023	2022	2023	2022	2023	2022
Revenue	$714,288	$180,000	$87,459	$56,812	$801,747	$236,812
Operating costs	—	—	41,355	22,404	41,355	22,404
Depreciation and Amortization	512,917	924,615	—	—	512,917	924,615
Interest expense (income)	13,242	(79)	—	—	13,242	(79)
Segment assets	2,632,394	5,126,491	23,969	16,612	2,656,363	5,143,103
Segment income (loss)	$(16,144)	$(1,174,772)	$59,744	$(35,018)	$43,600	$(1,209,790)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Cancellation and Withdrawal of Series B, C, D Preferred Stock

On December 1, 2023, the Board of Directors of the Company has resolved to cancel and withdraw the Certificate of Designation for the Company’s Series B Preferred Stock. On December 1, 2023, the CEO cancelled the 20.000 shares of outstanding Series B Preferred shares issued to him. On December 1, 2023, the Company filed with the State of Nevada to withdraw the designation of the Company’s Series B, C, D Preferred Stock.

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of November 30, 2023, the Company acquired 73 movie copyrights and broadcast rights and 75 episodes of TV drama series. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

On May 31, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of total 59 movies for a price of $250,000. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

On September 10, 2023, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights for 4 movies at a price of $104,714. These copyrights allow the Company to transfer these movies to other parties outside the mainland China. On November 27, 2023, the Company further acquired mainland China copyrights of these 4 movies from All In One Media Ltd. at a price of $378,513.

On September 30, 2023, the Company entered into another agreement with All In One Media Ltd to acquire the copy rights and broadcast rights for 2 movies for a price of $212,562. These copyrights allow the Company to broadcast these movies globally.

In November 2023, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China copyrights of 1 movie for a price of $180,000 and the offline broadcast rights of another movie for a price of $211,800. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

On November 21, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell offline broadcast rights of 1 movie for a price of $140,000. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2023 and 2022 was $801,747 and $236,812, respectively.

The revenue for the three months ended November 30, 2023, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, fees charged for embedded marketing service as well as the revenue generated from movie tickets and food and beverage sales from our newly operated movie theatre. On the other hand, for the three months ended November 30, 2022, the Company had the same sources of revenue as the current period, except the movie copyrights sales and the fees charged for embedded marketing service. The increase in revenue was mainly due to the increase in sales of copyrights and broadcast rights during the three months ended November 30, 2023 as compared to the three months ended November 30, 2022.

We have started the operation of our movie theatre since October 2022. We expect to have continued growth in our cinema segment with the recovery of movie industry from the impact of the pandemic. For the three months ended November 30, 2023, we generated total revenue of $87,459, including $57,824 from ticket sales, and $29,635 from food and beverage sales. For the three months ended November 30, 2022, we generated total revenue of $56,812, including $36,162 from ticket sales, and $20,650 from food and beverage sales.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Costs and Expenses

Operating costs and expenses were $829,905 for the three months ended November 30, 2023, as compared to $1,440,916 for the three months ended November 30, 2022. Our operating costs and expenses for the three months ended November 30, 2023 consisted of theatre operating costs of $41,355, amortization expenses of $511,809, general and administrative expenses of $261,692 and related party salary and wages of $15,049. In contrast, our operating costs and expenses for the three months ended November 30, 2022 consisted of theatre operating costs of $22,404, amortization expenses of $923,499, general and administrative expenses of $424,513 and related party salary and wages of $70,500.

We experienced an increase in theatre operating costs for the three months ended November 30, 2023 as compared to the three months ended November 30, 2022, mainly due to the commencement of our move theatre operation since October 2022. The theatre operating costs for the three months ended November 30, 2023 encompass an additional month of operating costs in contrast to the corresponding period in 2022.

We experienced a decrease in amortization expenses for the three months ended November 30, 2023 as compared to the corresponding period in 2022, mainly due to more fully amortized intangible assets for the three months ended November 30, 2023.

We experienced a decrease in general and administrative expenses for the three months ended 2023 as compared to the corresponding period in 2022, mainly as a result of decreased non-related party salaries and contractors, professional fees, office expenses and repair and maintenance expenses for the three months ended 2023 in contrast to the corresponding period in 2022.

We experienced a decrease in related party salary and wages for the three months ended 2023 as compared to corresponding period in 2022, mainly due to the resignation of the Chief Financial Officer and Chief Investment Officer as well as the opt out of salary by the Chief Executive Officer effective since October 2023. During the three months ended November 30, 2023, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the three months ended November 30, 2022, the Company incurred total compensation of $51,000 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $nil and $19,500, respectively, for Chief Investment Officer during the three months ended November 30, 2023 and 2022.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC and COVID compliance as our business grows more complex and more expensive to maintain. On the COVID front, we expect that restrictions will ease moving forward, but there may still be setbacks as variants to the virus emerge and governments take lockdown measures in response. These and other costs for COVID expenditures may increase our operational costs in fiscal 2024 at various levels of operation.

Other Income

We had other income of $71,758 for the three months ended November 30, 2023, as compared with other income of $79 for the corresponding period in 2022. Our other income for the three months ended November 30, 2023 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party. Our other expenses for the corresponding period in 2022 was the bank interest income.

Net Income/Net Loss

We incurred a net income in the amount of $43,600 for the three months ended November 30, 2023, as compared with a net loss of $1,204,025 for corresponding period in 2022.

Liquidity and Capital Resources

As of November 30, 2023, we had $318,087 in current assets consisting of cash and accounts receivable. Our total current liabilities as of November 30, 2023 were $1,115,714. As a result, we have a working capital deficit of $797,627 as of November 30, 2023 as compared with $1,005,847 as of August 31, 2023.

Operating activities used $35,990 in cash for the three months ended November 30, 2023, as compared with $222,142 used in cash for the three months ended November 30, 2022.

Our negative operating cash flow for the three months ended November 30, 2023 was mainly the result of cash used in the purchase of movie broadcast right and copyright, offset by our net income combined with the amortization of intangible assets, and the increase in accounts payable.

Our negative operating cashflow for the three months ended November 30, 2022 was mainly the result of our net loss for the quarter combined with operating changes in receivables, offset by the amortization of intangible assets and stock-based compensation paid to consultants.

Investing activities was $Nil for the three months ended November 30, 2023 and 2022.

Financing activities provided $179,981 for the three months ended November 30, 2023, as compared with $158,159 provided by financing activities for the three months ended November 30, 2022. Our positive financing cash flow for the three months ended November 30, 2023 was due to the loans from related party. Our positive financing cash flow for the three months ended November 30, 2022 was mainly the result of proceeds from issuance of our common shares, preferred shares, and the loans from related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of November 30, 2023, the Company had an accumulated deficit of approximately $12.3 million and a working capital deficit of approximately $0.8 million. For the three months ended November 30, 2023, the net cash used in operating activities was approximately $36,000.

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

Off Balance Sheet Arrangements

As of November 30, 2023, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2023, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on November 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following equity activities during the three months ended November 30, 2023:

During the three months ended November 30, 2023, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

These securities were issued pursuant to Section 3(a)(9), Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AB INTERNATIONAL GROUP CORP.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 16, 2024

