Form 10-Q
period 2024-02-29
AB INTERNATIONAL GROUP CORP.
filed 2024-04-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2024
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 2,332,226,432 common shares as of April 15, 2024 .

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 29, 2024 and August 31, 2023 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended February 29, 2024 and February 28, 2023 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended February 29, 2024 and February 28, 2023 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended February 29, 2024 and February 28, 2023 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	February 29,	August 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$33,665	$117,096
Prepaid expenses	30,000	—
Total Current Assets	63,665	117,096

Property and equipment, net	6,038	8,254
Right of use operating lease assets, net	595,619	696,380
Intangible assets, net	1,078,417	1,455,110
Purchase deposits for intangible assets, non-current	—	300,000
Security deposit	46,006	45,240
TOTAL ASSETS	$1,789,745	$2,622,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$145,973	$156,763
Accounts payable and accrued liabilities - related party	6,388	6,388
Loan from related parties	319,551	748,285
Current portion of obligations under operating leases	244,066	211,507
Deferred revenue	82,600	—
Total Current Liabilities	798,578	1,122,943

Obligations under operating leases, non-current	485,715	608,149
Total Liabilities	1,284,293	1,731,092

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of February 29, 2024 and August 31, 2023, respectively	100	100
Series B preferred stock, 0 and 20,000 shares issued and outstanding, as of February 29, 2024 and August 31, 2023, respectively	—	20
Series C preferred stock, 0 and 174,421 shares issued and outstanding, as of February 29, 2024 and August 31, 2023, respectively	—	175
Series D preferred stock, 0 and 0 shares issued and outstanding, as of February 29, 2024 and August 31, 2023, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 2,331,965,321 and 1,285,283,385 shares issued and outstanding, as of February 29, 2024 and August 31, 2023, respectively	2,331,965	1,285,283
Additional paid-in capital	11,012,704	11,993,408
Accumulated deficit	(12,839,317)	(12,387,998)
Total Stockholders’ Equity	505,452	890,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789,745	$2,622,080

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

REVENUE
Copyrights and license	$885,289	$357,286	$171,001	$177,286
Theatre admissions and food and beverage sales	199,364	177,965	111,905	121,153
Consulting services	102,347	—	102,347	—
Total revenue	1,187,000	535,251	385,253	298,439

OPERATING COSTS AND EXPENSES
Amortization expenses	(1,072,483)	(1,779,243)	(560,674)	(855,744)
Theatre operating costs	(104,081)	(78,708)	(62,726)	(56,304)
General and administrative expenses	(511,616)	(804,158)	(249,924)	(379,645)
Related party salary and wages	(15,049)	(141,000)	—	(70,500)
Total Operating Costs And Expenses	(1,703,229)	(2,803,109)	(873,324)	(1,362,193)

Loss From Operations	(516,229)	(2,267,858)	(488,071)	(1,063,754)

OTHER INCOME
Interest income	694	158	57	79
Interest expense – related party	(20,784)	—	(6,905)	—
Other income	85,000	—	—	—
Total Other Income	64,910	158	(6,848)	79

Loss Before Income Tax Benefit	(451,319)	(2,267,700)	(494,919)	(1,063,675)

Income tax benefit	—	—	—	—
NET LOSS	$(451,319)	$(2,267,700)	$(494,919)	$(1,063,675)
Preferred shares dividend	—	(10,629)	—	(4,864)
Net loss available to common stockholders	(451,319)	(2,278,329)	(494,919)	$(1,068,539)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	2,245,380,603	604,591,133	2,502,404,882	728,656,133
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	2,245,380,603	604,591,133	2,502,404,882	728,656,133

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance –November 30, 2022	659,550,369	$659,550	450,050	$450	$12,583,045	$(9,999,691)	$(127,157)	$3,116,197
Preferred shares series C converted into common shares	221,354,447	221,355	(81,075)	(81)	(221,274)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	4,865	—	—	4,865
Common shares issued to officers for services	—	—	—	—	—	—	75,571	75,571
Net loss	—	—	—	—	—	(1,068,539)	—	(1,068,539)
Balance at February 28, 2023	880,904,816	$880,905	368,975	$369	$12,366,636	$(11,068,230)	$(51,586)	$2,128,094

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Series C Preferred Shares issued	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	296,392,233	296,393	(177,150)	(177)	(296,216)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	10,629	—	—	10,629
Common shares issued to officers for services	—	—	—	—	—	—	158,371	158,371
Net loss	—	—	—	—	—	(2,278,329)	—	(2,278,329)
Balance - February 28, 2023	880,904,816	$880,905	368,975	$369	$12,366,636	$(11,068,230)	$(51,586)	$2,128,094

Balance – November 30, 2023	2,566,965,321	$2,566,965	120,000	$120	$10,770,780	$(12,344,398)	$—	$993,467
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—	—
Imputed Interest	—	—	—	—	6,904	—	—	6,904
Net loss	—	—	—	—	—	(494,919)	—	(494,919)
Balance – February 29, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,012,704	$(12,839,317)	$—	$505,452

Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$—	$890,988
Issuance of restricted common shares to officer for service	225,000,000	225,000	—	—	(180,000)	—	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—	—
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—	—
Imputed Interest	—	—	—	—	20,783	—	—	20,783
Net loss	—	—	—	—	—	(451,319)	—	(451,319)
Balance – February 29, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,012,704	$(12,839,317)	$—	$505,452

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(451,319)	$(2,278,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Executive salaries and consulting fees paid in stock	—	158,371
Depreciation of fixed asset	2,216	2,224
Amortization of intangible asset	1,072,482	1,779,243
Gain from sales of software in progress	(85,000)	—
Imputed interest on officer loan	20,783	—
Non-cash dividend expense for preferred shares	—	10,629
Non-cash lease expense	10,886	17,167
Changes in operating assets and liabilities:
Accounts receivable	—	(60,000)
Prepaid expenses	(30,000)	3,555
Rent security & electricity deposit	(766)	—
Other receivable	—	120,000
Purchase of movie and TV series broadcast right and copyright	(695,789)	(243,276)
Accounts payable and accrued liabilities	34,210	(161,909)
Accounts payable and accrued liabilities – related party	—	(15,127)
Deferred revenue	82,600	2,715
Net cash used in operating activities	(39,697)	(664,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from (repayment to) related parties	(43,734)	530,923
Proceeds from common stock issuances	—	146,475
Proceeds from preferred share C issuances	—	69,000
Net cash provided by financing activities	(43,734)	746,398

Net increase (decrease) in cash and cash equivalents	(83,431)	81,661
Cash and cash equivalents – beginning of period	117,096	84,223
Cash and cash equivalents – end of period	$33,665	$165,884

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$45,000	$—
Net off purchase deposit with loan from related parties for sales of software	$300,000
Transfer from purchase deposit to intangible assets	$—	$461,724
Transfer from purchase deposit to other receivable	$—	$420,000

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

The unaudited consolidated financial statements as of and for the three and six months ended February 29, 2024 and February 28, 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended February 29, 2024 and February 28, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and six months ended February 29, 2024 and February 28, 2023.

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

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies, TV shows and music, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three and six months ended February 29, 2024 and February 28, 2023.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and six months ended February 29, 2024 and February 28, 2023, respectively.

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

The Company derives its revenues primarily from five sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service; (5) consulting services.

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

Revenue from licensing NFT MMM platform and providing technical service fee:

The Company derives revenue from NFTMM platform license fees, which includes accessing the NFTMM platform and platform data on both app and website. The Company's contract has a two-year term, and is non-cancelable and non-refundable. In accordance with ASC 606, a 'right to access' license is recognized over the license period. Initial technical service fee comprises of installation, implementation and necessary training required by the customer. These services fees are recognized as the services are delivered at a point in time.

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

Revenue from consulting services:

The Company derives revenue from providing consulting services in connection with the sales of the software-in-progress and the restructuring of a Company and bring it to IPO. The consulting service fees are recognized when the services are delivered.

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

As of February 29, 2024 and August 31, 2023, other than deferred revenue, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

The following table presents sales by revenue streams for the three and six months ended February 29, 2024 and February 28, 2023, respectively:

	Three months ended
	February 29, 2024	February 28, 2023
Consulting services	$102,347	$—
NFT licenses	171,001	177,286
Theatre admissions	77,518	79,756
Food and beverage sales	34,387	41,397
Total revenue	$385,253	$298,439

	Six months ended
	February 29, 2024	February 28, 2023
Copyrights sales	$531,800	$—
Embedded marketing service	125,489	—
Consulting services	102,347	—
NFT licenses	228,000	357,286
Theatre admissions	135,342	115,918
Food and beverage sales	64,022	62,047
Total revenue	$1,187,000	$535,251

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

Fair Value of Financial Instruments (continued)

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

No liabilities measured at fair value on a recurring basis as of February 29, 2024 and August 31, 2023.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of February 29, 2024, the total number of warrants outstanding was 50,000,000 (See Note 9). No warrants were included in the diluted earnings per share as they would be anti-dilutive. No preferred stocks were included in the diluted earnings per share as they would be anti-dilutive.

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

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, “‘Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for the fiscal year beginning after December 15, 2023, and are applied prospectively to business combinations that occur after the effective date. The Company does not expect the adoption of ASU 2021-04 to have a material effect on the consolidated financial statements.

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

As of February 29, 2024, the Company had an accumulated deficit of approximately $12.8 million and a working capital deficit of approximately $0.7 million. For the six months ended February 29, 2024, the Company incurred a net loss of approximately $0.5 million and the net cash used in operating activities was approximately $40,000. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The depreciation expense was $2,216 and $2,224 for the six months ended February 29, 2024 and February 28, 2023, respectively.

As of February 29, 2024 and August 31, 2023, the balance of property and equipment was as follows:

	February 29, 2024	August 31, 2023
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(166,240)	(164,024)
Property and equipment, net	$6,038	$8,254

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 NOTE 5 – INTANGIBLE ASSETS

As of February 29, 2024 and August 31, 2023, the balance of intangible assets was as follows:

	February 29, 2024	August 31, 2023
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	300,000
Movie copyrights - Nice to meet you	300,000	300,000
Movie copyrights – 6 movies	695,789	—
TV drama copyright - 20 episodes	295,000	295,000
Movie broadcast rights – 59 movies	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,714,587	9,018,798
Accumulated amortization	(8,636,170)	(7,563,688)
Intangible assets, net	$1,078,417	$1,455,110

The amortization expense for the six months ended February 29, 2024 and February 28, 2023 was $1,072,482 and $1,779,243, respectively. Estimated future amortization expense is as follows:

Twelve months ending February 28,	Amortization expense
2024	$872,272
2025	206,145
Total	$1,078,417

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the six months ended February 29, 2024 and February 28, 2023, the Company recognized license revenue of $228,000 and $357,286, respectively.

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

In November 2023, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China copyrights of 1 movie for a price of $180,000 and the offline broadcast rights of another movie for a price of 211,800. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

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

Total lease expense for the six months ended February 29, 2024 and February 28, 2023 was $104,132 and $142,936, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending February 28,
2025	$248,168
2026	252,954
2027	236,006
Total future minimum lease payments	737,128
Less: imputed interest	(7,347)
Total	$729,781

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	February 29, 2024	August 31, 2023

Purchase deposit for software	$—	$300,000
Total purchase deposits for intangible assets	$—	$300,000

On June 8, 2023, the Group has entered into software development contract for the creation of the streaming software designed for use on both the website and mobile applications. Pursuant to the contract’s terms, the Developer is contractually obliged to deliver the software by September 8, 2024, which corresponds to the upcoming 15-month period. The costs of the software amounts to $1,500,000. As of August 31, 2023, the Group has remitted an initial payment of $300,000 to the Developer. On November 28, 2023, both parties entered into an amended agreement to sell the software-in-progress to the Developer for $385,000. The amount was received through Zestv Studios Limited as of November 30, 2023 and used to reduce the amount of loan from CEO (see Note 8). The Company recognized a gain on the sales of software of $85,000. From December 1, 2023 to August 31, 2024, the Group is obliged to provide consulting services to the Developer regarding the design and development of the software-in-progress. The monthly consulting fee is $25,600.

NOTE 8 – RELATED PARTY TRANSACTIONS

Loan from related parties

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. On June 1, 2023, Chiyuan Deng, the Chief Executive Officer, as the Company stockholders, entered into a line of credit agreement with the Company. Chiyuan Deng agreed to provide a line of credit to the Company for a total amount of no more than $1,500,000, including the previous shareholder loan balance of $697,281. The amount under this line of credit is non-interest bearing and due on demand starting from June 1, 2023. As of February 29, 2024 and August 31, 2023, the Company has recognized an imputed interest at 5% per annum of the balances. As of February 29, 2024 and August 31, 2023, the Company had loan from Chiyuan Deng balance of $319,551 and $748,285.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. As of February 29, 2024, the related part balance to Youall Perform Services Ltd was $6,388.

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

On November 28, 2023, the Company sold the software-in-progress to the Developer for $385,000. Zestv Studios Limited collected the payment on behalf of the Company. The payment of $385,000 reduced the loan from related parties as of November 30, 2023 (See Note 7).

 The Company also rented an office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023. For the six months ended February 29, 2024 and February 28, 2023, the Company incurred related party office rent expense of $0 and $33,024, respectively.

As of February 29, 2024 and August 31, 2023, the Company had $0 payable to Zestv Studios Limited.

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

During the six months ended February 29, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the six months ended February 28, 2023, the Company incurred total compensation of $102,000 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $0 and $39,000, respectively, for Chief Investment Officer during the six months ended February 29, 2024 and February 28, 2023.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the six months ended February 29, 2024:

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

Conversion of Series C preferred shares to common shares

During the six months ended February 29, 2024, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

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

Cancellation of Common shares

On February 5, 2024, the Company’s CEO and director, Mr. Chiyuan Deng, cancelled 235,000,000 shares of common stock in the Company.

The Company had the following activities for the six months ended February 28, 2023:

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

As of February 29, 2024 and August 31, 2023, the Company had 2,331,965,321 and 1,285,283,385 common shares issued and outstanding, respectively.

A summary of the status of the Company’s warrants as of February 29, 2024 and August 31, 2023 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2022	50,000,000	—
Warrants granted during the year	—	—
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the six months	—	—
Exercisable as of February 29, 2024	50,000,000	—

Preferred shares

The Company had the following activities for the six months ended February 29, 2024:

During the six months ended February 29, 2024, the Company converted a total 174,421 Series C preferred shares into common shares.

On November 30, 2023, the Board of Directors of the Company resolved to withdraw the Amended Certificate of Designation for the Company’s Series C and Series D Preferred shares.

On December 1, 2023, the Company’s CEO and director, Mr. Chiyuan Deng, cancelled his 20,000 shares of Series B Preferred Stock.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Preferred shares (continued)

On December 1, 2023, the Board of Directors of the Company resolved to withdraw the Amended Certificate of Designation for the Company’s Series B Preferred Stock.

The Company had the following activities for the six months ended February 28, 2023:

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

The Company recorded dividend expenses of $10,629 on Series C and D Preferred shares for the six months ended February 28, 2023.

NOTE 10 – INCOME TAXES

The Company and its fully owned subsidiary, AB Cinemas NY, Inc, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of February 29, 2024 and August 31, 2023, the components of net deferred tax assets, including a valuation allowance, were as follows:

	February 29, 2024	August 31, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$2,171,990	$2,077,213
Less: valuation allowance	(2,171,990)	(2,077,213)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $2,171,990 and $2,077,213 as of February 29, 2024 and August 31, 2023, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 29, 2024 and August 31, 2023.

Reconciliation between the statutory rate and the effective tax rate is as follows for the six months ended February 29, 2024 and February 28, 2023:

	Six months ended
	February 29, February 28,
	2024	2023
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the six months ended February 29, 2024 and February 28, 2023, the Company and its subsidiaries generated net losses. As a result, the Company and its subsidiaries did not incur any income tax for the six months ended February 29, 2024 and February 28, 2023.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATION RISK

Concentration

For the six months ended February 29, 2024 and February 28, 2023, 35% and 67% of the total revenue was generated from one customer, respectively.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of February 24, 2024 and August 31, 2023, cash balance of $18 and $92,972, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of February 29, 2024 and August 31, 2023, cash balance of $33,647 and $24,124, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

Operating leases

The Company has several lease agreements to rent office spaces and movie theatre with third-party vendors. (See Note 6)

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

The following table presents summary information by segment for the six months ended February 29, 2024 and February 28, 2023, respectively.

	IP Segment		Cinema Segment		Total
	Six months ended		Six months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023	2024	2023
Revenue	$987,636	$357,286	$199,364	$177,965	$1,187,000	$535,251
Operating costs	—	—	104,081	78,708	104,081	78,708
Depreciation and Amortization	1,074,698	1,781,467	—	—	1,074,698	1,781,467
Interest expense (income)	20,090	(158)	—	—	20,090	(158)
Segment assets	1,756,397	4,161,840	33,348	25,619	1,789,745	4,187,459
Segment income (loss)	$(597,319)	$(2,340,126)	$146,000	$61,797	$(451,319)	$(2,278,329)

The following table presents summary information by segment for the three months ended February 29, 2024 and February 28, 2023, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	February 29,	February 28,	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023	2024	2023
Revenue	$273,348	$177,286	$111,905	$121,153	$385,253	$298,439
Operating costs	—	—	62,726	56,304	62,726	56,304
Depreciation and Amortization	561,781	856,852	—	—	561,781	856,852
Interest expense (income)	6,848	(79)	—	—	6,848	(79)
Segment assets	1,756,397	4,161,840	33,348	25,619	1,789,745	4,187,459
Segment income (loss)	$(581,175)	$(1,165,354)	$86,256	$96,815	$(494,919)	$(1,068,539)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to February 29, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of February 29, 2024, the Company acquired 73 movie copyrights and broadcast rights and a 75-episode TV drama series. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MM platform to the same third party from November 1, 2023 until October 31, 2025. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

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

Results of Operations

Revenues

Our total revenue reported for the three and six months ended February 29, 2024 was $385,253 and $1,187,000, respectively. Our total revenue reported for the three and six months ended February 28, 2023 was $298,439 and $535,251, respectively.

The revenue for the three and six months ended February 29, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, fees charged for embedded marketing service, consulting service fees in connection with the sales of the software-in-progress and restructuring of a company as well as the revenue generated from movie tickets and food and beverage sales from our newly operated movie theatre. On the other hand, for the three and six months ended February 28, 2023, the Company had the same sources of revenue as the current period, except the movie copyrights sales, the fees charged for embedded marketing service and consulting services fees in connection with the sales of the software-in-progress and restructuring of a company . The increase in revenue was mainly due to the increase in sales of copyrights and broadcast rights during the three and six months ended February 29, 2024 as compared to the three and six months ended February 28, 2023.

We have started the operation of our movie theatre since October 2022. We expect to have continued growth in our cinema segment with the recovery of movie industry from the impact of the pandemic. For the six months ended February 29, 2024, we generated total revenue of $199,364, including $135,342 from ticket sales, and $64,022 from food and beverage sales. For the six months ended February 28, 2023, we generated total revenue of $177,965, including $115,918 from ticket sales, and $62,047 from food and beverage sales.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Costs and Expenses

Operating costs and expenses were $1,703,229 for the six months ended February 29, 2024, as compared to $2,803,109 for the six months ended February 28, 2023. Our operating costs and expenses for the six months ended February 29, 2024 consisted of theatre operating costs of $104,081, amortization expenses of $1,072,483, general and administrative expenses of $511,616 and related party salary and wages of $15,049. In contrast, our operating costs and expenses for the six months ended February 28, 2023 consisted of theatre operating costs of $78,708, amortization expenses of $1,779,243, general and administrative expenses of $804,158 and related party salary and wages of $141,000.

Operating expenses decreased to $873,324 for the three months ended February 29, 2024 from $1,362,193 for the three months ended February 28, 2023. Our operating expenses for three months ended February 29, 2024 consisted of theatre operating costs of $62,726, amortization expenses of $560,674 and general and administrative expenses of $249,924. In contrast, our operating expenses for the three months ended February 28, 2023 consisted of theatre operating costs of $56,304, amortization expenses of $855,744, general and administrative expenses of $379,645 and related party salary and wages of $70,500.

We experienced an increase in theatre operating costs for the six months ended February 29, 2024 as compared to the six months ended February 28, 2023, mainly due to the commencement of our move theatre operation since October 2022. The theatre operating costs for the six months ended February 29, 2024 encompass an additional month of operating costs in contrast to the corresponding period in 2023.

We experienced a decrease in amortization expenses for the six months ended February 29, 2024 as compared to the corresponding period in 2023, mainly due to more fully amortized intangible assets for the six months ended February 29, 2024.

We experienced a decrease in general and administrative expenses for the six months ended February 29, 2024 as compared to the corresponding period in 2023, mainly as a result of decreased non-related party salaries and contractors, stock-based compensations, professional fees, office expenses and repair and maintenance expenses for the six months ended February 29, 2024 in contrast to the corresponding period in 2023.

We experienced a decrease in related party salary and wages for the six months ended February 29, 2024 as compared to corresponding period in 2023, mainly due to the resignation of the Chief Financial Officer and Chief Investment Officer as well as the opt out of salary by the Chief Executive Officer effective since October 2023. During the six months ended February 29, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the six months ended February 28, 2023, the Company incurred total compensation of $102,000 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $nil and $39,000, respectively, for Chief Investment Officer during the six months ended February 29, 2024 and February 28, 2023.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2024 at various levels of operation.

Other Income

We had other income of $64,910 for the six months ended February 29, 2024, as compared with other income of $158 for the corresponding period in 2023. Our other income for the six months ended February 29, 2024 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party. Our other expenses for the corresponding period in 2023 was the bank interest income.

Net Loss

We incurred a net loss in the amount of $451,319 for the six months ended February 29, 2024, as compared with a net loss of $2,267,700 for corresponding period in 2023.

Liquidity and Capital Resources

As of February 29, 2024, we had $63,665 in current assets consisting of cash and prepaid expenses. Our total current liabilities as of February 29, 2024 were $798,578. As a result, we have a working capital deficit of $734,913 as of February 29, 2024 as compared with $1,005,847 as of August 31, 2023.

Operating activities used $39,697 in cash for the six months ended February 29, 2024, as compared with $664,737 used in cash for the six months ended February 28, 2023.

Our negative operating cash flow for the six months ended February 29, 2024 was mainly the result of net loss combined with cash used in the purchase of movie and TV series broadcast right and copyright, offset by the amortization of intangible assets, and the increase in deferred revenue and accounts payable and accrued liabilities.

Our negative operating cashflow for the six months ended February 28, 2023 was mainly the result of our net loss combined with operating changes in accounts receivable, purchase of movie and TV series broadcast right and copyright and accounts payable and accrued liabilities, offset by the amortization of intangible assets and consulting fees paid in stock.

Investing activities was $Nil for the six months ended February 29, 2024 and February 28, 2023.

Financing activities used $43,734 for the six months ended February 29, 2024, as compared with $746,398 provided by financing activities for the six months ended February 28, 2023. Our negative financing cash flow for the six months ended February 29, 2024 was due to the settlement of loans due to related party. Our positive financing cash flow for the six months ended February 28, 2023 was mainly the result of proceeds from issuance of our common shares, preferred shares, and the loans from related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 29, 2024, the Company had an accumulated deficit of approximately $12.8 million and a working capital deficit of approximately $0.7 million. For the six months ended February 29, 2024, the Company incurred a net loss of approximately $0.5 million and the net cash used in operating activities was approximately $40,000.

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

Off Balance Sheet Arrangements

As of February 29, 2024, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 29, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 29, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the six months ended February 29, 2024, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

 On February 5, 2024, the Company’s Chief Executive Officer cancelled 235,000,000 shares of common stock in the Company.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024 formatted in Extensible Business Reporting Language (XBRL).

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
April 15, 2024

