Form 10-Q
period 2024-05-31
AB INTERNATIONAL GROUP CORP.
filed 2024-07-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2024
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 2,331,965,321 common shares as of July 12, 2024.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2024 and August 31, 2023 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2024 and 2023 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended May 31, 2024 and 2023 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2024 and 2023 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$165,428	$117,096
Accounts receivable	254,720	—
Total Current Assets	420,148	117,096

Property and equipment, net	4,929	8,254
Right of use operating lease assets, net	545,113	696,380
Intangible assets, net	709,410	1,455,110
Purchase deposits for intangible assets, non-current	30,000	300,000
Security deposit	46,006	45,240
TOTAL ASSETS	$1,755,606	$2,622,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$124,268	$156,763
Accounts payable and accrued liabilities - related party	6,388	6,388
Loan from related parties	286,679	748,285
Current portion of obligations under operating leases	245,665	211,507
Deferred revenue	25,600	—
Total Current Liabilities	688,600	1,122,943

Obligations under operating leases, non-current	423,350	608,149
Total Liabilities	1,111,950	1,731,092

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of May 31, 2024 and August 31, 2023, respectively	100	100
Series B preferred stock, 0 and 20,000 shares issued and outstanding, as of May 31, 2024 and August 31, 2023, respectively	—	20
Series C preferred stock, 0 and 174,421 shares issued and outstanding, as of May 31, 2024 and August 31, 2023, respectively	—	175
Series D preferred stock, 0 and 0 shares issued and outstanding, as of May 31, 2024 and August 31, 2023, respectively	—	—
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 2,331,965,321 and 1,285,283,385 shares issued and outstanding, as of May 31, 2024 and August 31, 2023, respectively	2,331,965	1,285,283
Additional paid-in capital	11,017,874	11,993,408
Accumulated deficit	(12,706,283)	(12,387,998)
Total Stockholders’ Equity	643,656	890,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,755,606	$2,622,080

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2024	2023	2024	2023

REVENUE
Copyrights and license	$1,438,308	$791,225	$553,019	$433,939
Theatre admissions and food and beverage sales	267,856	317,415	68,492	139,450
Consulting services	179,147	—	76,800	—
Total revenue	1,885,311	1,108,640	698,311	573,389

OPERATING COSTS AND EXPENSES
Amortization expenses	(1,441,489)	(2,530,435)	(369,006)	(751,192)
Theatre operating costs	(136,397)	(139,567)	(32,316)	(60,859)
General and administrative expenses	(673,182)	(1,165,160)	(161,566)	(361,002)
Related party salary and wages	(15,049)	(185,500)	—	(44,500)
Total Operating Costs And Expenses	(2,266,117)	(4,020,662)	(562,888)	(1,217,553)

Income (Loss) From Operations	(380,806)	(2,912,022)	135,423	(644,164)

OTHER INCOME (EXPENSES)
Interest income	693	495	—	337
Interest expense – related party	(25,953)	—	(5,170)	—
Other income	87,781	—	2,781	—
Total Other Income (Expenses)	62,521	495	(2,389)	337

Income (Loss) Before Income Tax Benefit	(318,285)	(2,911,527)	133,034	(643,827)

Income tax benefit	—	—	—	—
NET INCOME (LOSS)	(318,285)	(2,911,527)	133,034	(643,827)
Preferred shares dividend	—	(14,545)	—	(3,916)
Net income (loss) available to common stockholders	$(318,285)	$(2,926,072)	$133,034	$(647,743)

NET INCOME (LOSS) PER SHARE: BASIC	$(0.00)	$(0.00)	$0.00	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$(0.00)	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	2,274,452,844	760,304,024	2,331,965,321	1,066,652,211
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	2,274,452,844	760,304,024	2,332,065,321	1,066,652,211

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance – February 28, 2023	880,904,816	$880,905	368,975	$369	$12,366,636	$(11,068,230)	$(51,586)	$2,128,094
Preferred Shares series C converted into common shares	293,378,569	293,378	(65,264)	(65)	(293,313)	—	—	—
Dividend in connection with Preferred shares Series C	—	—	—	—	3,916	—	—	3,916
Stock based compensation - consultants	—	—	—	—	—	—	27,600	27,600
Net loss	—	—	—	—	—	(647,743)	—	(647,743)
Balance – May 31, 2023	1,174,283,385	$1,174,283	303,711	$304	$12,077,239	$(11,715,973)	$(23,986)	$1,511,867

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Preferred shares Series C issuance	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	589,770,802	589,771	(242,414)	(242)	(589,529)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	14,545	—	—	14,545
Stock based compensation - consultants	—	—	—	—	—	—	185,971	185,971
Net loss	—	—	—	—	—	(2,926,072)	—	(2,926,072)
Balance – May 31, 2023	1,174,283,385	$1,174,283	303,711	$304	12,077,239	(11,715,973)	(23,986)	1,511,867

Balance – February 29, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,012,704	$(12,839,317)	$—	$505,452
Imputed Interest	—	—	—	—	5,170	—	—	5,170
Net income	—	—	—	—	—	133,034	—	133,034
Balance – May 31, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,017,874	$(12,706,283)	$—	$643,656

Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$—	$890,988
Issuance of restricted common shares to officer for service	225,000,000	225,000	—	—	(180,000)	—	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—	—
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—	—
Imputed Interest	—	—	—	—	25,953	—	—	25,953
Net loss	—	—	—	—	—	(318,285)	—	(318,285)
Balance – May 31, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,017,874	$(12,706,283)	$—	$643,656

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318,285)	$(2,926,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Executive salaries and consulting fees paid in stock	—	185,971
Depreciation of fixed asset	3,325	3,332
Amortization of intangible asset	1,441,489	2,519,934
Gain from sales of software in progress	(85,000)	—
Imputed interest on officer loan	25,953	—
Non-cash dividend expense for preferred shares	—	14,545
Non-cash lease expense	626	25,752
Changes in operating assets and liabilities:
Accounts receivable	(254,720)	(310,000)
Prepaid expenses	—	10,665
Rent security & electricity deposit	(766)	—
Purchase deposits (paid) refunded	(30,000)	420,000
Purchase of movie and TV series broadcast right and copyright	(695,789)	(243,276)
Accounts payable and accrued liabilities	12,505	(173,023)
Accounts payable and accrued liabilities – related party	—	6,388
Deferred revenue	25,600	(1,225)
Net cash provided by (used in) operating activities	124,938	(467,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan (repayment to) proceeds from related parties	(76,606)	302,156
Proceeds from common stock issuances	—	146,475
Proceeds from preferred share C issuances	—	69,000
Net cash (used in) provided by financing activities	(76,606)	517,631

Net increase in cash and cash equivalents	48,332	50,622
Cash and cash equivalents – beginning of period	117,096	84,223
Cash and cash equivalents – end of period	$165,428	$134,845

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$45,000	$—
Net off purchase deposit with loan from related parties for sales of software	$300,000
Transfer from purchase deposit to intangible assets	$—	$461,724

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

The unaudited consolidated financial statements as of and for the three and nine months ended May 31, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended May 31, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and nine months ended May 31, 2024 and 2023, respectively.

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

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies, TV shows and music, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three and nine months ended May 31, 2024 and 2023, respectively.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and nine months ended May 31, 2024 and 2023, respectively.

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

(Unaudited)

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue from selling copyrights of movies or TV shows:

The Company recognizes revenue when a master copy of a movie or TV show is delivered, the IP is authorized and transferred to customers. The Company’s contracts with customers are primarily on a fixed-price basis and do not contain cancelable and refund-type provisions.

Revenue from licensing NFT MMM platform and providing technical service fee:

The Company derives revenue from NFTMM platform license fees, which includes accessing the NFTMM platform and platform data on both app and website. The Company's contract has a two-year term and is non-cancelable and non-refundable. In accordance with ASC 606, a 'right to access' license is recognized over the license period. Initial technical service fee comprises of installation, implementation and necessary training required by the customer. These services fees are recognized as the services are delivered at a point in time.

Revenue from movie theater admissions and food and beverage sales:

The Company recognizes admissions and food and beverage revenues based on a gross transaction price, which are recorded at a point in time when a film is exhibited to a customer and when a customer takes possession of food and beverage offerings. The Company defers 100% of the revenue associated with the sales of gift cards and exchange tickets until such time as the items are redeemed or estimated income from non-redemption is recorded.

Revenue from embedded marketing service:

The Company derives revenue from providing the services of embedded marketing through adding advertisement into movies and TV series. The Company recognizes revenue when the advertisement is added to the movies and TV series.

Revenue from consulting services:

The Company derives revenue from providing consulting services in connection with the sales of the software-in-progress and the restructuring of a company. The consulting service fees are recognized when the services are delivered.

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

As of May 31, 2024, other than deferred revenue and accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

As of August 31, 2023, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

The following table presents sales by revenue streams for the three and nine months ended May 31, 2024 and 2023, respectively:

	Three months ended
	May 31, 2024	May 31, 2023
Copyrights sales	$—	$250,000
Embedded marketing service	382,019	—
Consulting services	76,800	—
NFT licenses	171,000	183,939
Theatre admissions	47,011	90,385
Food and beverage sales	21,481	49,065
Total revenue	$698,311	$573,389

	Nine months ended
	May 31, 2024	May 31, 2023
Copyrights sales	$531,800	$250,000
Embedded marketing service	507,508	—
Consulting services	179,147	—
NFT licenses	399,000	541,225
Theatre admissions	182,353	206,303
Food and beverage sales	85,503	111,112
Total revenue	$1,885,311	$1,108,640

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

No liabilities measured at fair value on a recurring basis as of May 31, 2024 and August 31, 2023.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of May 31, 2024, the total number of warrants outstanding was 50,000,000 (See Note 9). No warrants were included in the diluted earnings per share as they would be anti-dilutive. No preferred stocks were included in the diluted earnings per share as they would be anti-dilutive.

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

As of May 31, 2024, the Company had an accumulated deficit of approximately $12.7 million and a working capital deficit of approximately $0.3 million. For the nine months ended May 31, 2024, the Company incurred a net loss of approximately $0.3 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed assets. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $3,325 and $3,332 for the nine months ended May 31, 2024 and 2023, respectively.

As of May 31, 2024 and August 31, 2023, the balance of property and equipment was as follows:

	May 31, 2024	August 31, 2023
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(167,349)	(164,024)
Property and equipment, net	$4,929	$8,254

 NOTE 5 – INTANGIBLE ASSETS

As of May 31, 2024 and August 31, 2023, the balance of intangible assets was as follows:

	May 31, 2024	August 31, 2023
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	300,000
Movie copyrights - Nice to meet you	300,000	300,000
Movie copyrights – 6 movies	695,789	—
TV drama copyright - 20 episodes	295,000	295,000
Movie broadcast rights – 59 movies	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,714,587	9,018,798
Accumulated amortization	(9,005,177)	(7,563,688)
Intangible assets, net	$709,410	$1,455,110

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

The amortization expense for the nine months ended May 31, 2024 and 2023 was $1,441,489 and $2,519,934, respectively. Estimated future amortization expense is as follows:

Twelve months ending May 31,	Amortization expense
2024	$590,239
2025	119,171
Total	$709,410

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

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the nine months ended May 31, 2024 and 2023, the Company recognized license revenue of $399,000 and $541,225, respectively.

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

Total lease expense for the nine months ended May 31, 2024 and 2023 was $155,815 and $217,140, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending May 31,
2025	$249,362
2026	254,183
2027	171,640
Total future minimum lease payments	675,185
Less: imputed interest	(6,170)
Total	$669,015

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	May 31, 2024	August 31, 2023

Purchase deposit for software	$—	$300,000
Purchase deposit for copyright and broadcast right for a movie	30,000	—
Total purchase deposits for intangible assets	$30,000	$300,000

On June 8, 2023, the Company entered into software development contract for the creation of the streaming software designed for use on both the website and mobile applications. Pursuant to the contract’s terms, the Developer is contractually obliged to deliver the software by September 8, 2024, which corresponds to the upcoming 15-month period. The costs of the software amount to $1,500,000. As of August 31, 2023, the Company has remitted an initial payment of $300,000 to the Developer. On November 28, 2023, both parties entered into an amended agreement to sell the software-in-progress to the Developer for $385,000. The amount was received through Zestv Studios Limited as of November 30, 2023 and used to reduce the amount of loan from CEO (see Note 8). The Company recognized a gain on the sales of software of $85,000. From December 1, 2023 to August 31, 2024, the Company is obliged to provide consulting services to the Developer regarding the design and development of the software-in-progress. The monthly consulting fee is $25,600.

On February 23, 2024, the Company entered into an agreement to acquire the copyright and broadcast right of a movie. As of May 31, 2024, the Company has paid a purchase deposit of $30,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

Loan from related parties

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. On June 1, 2023, Chiyuan Deng, the Chief Executive Officer, as the Company stockholders, entered into a line of credit agreement with the Company. Chiyuan Deng agreed to provide a line of credit to the Company for a total amount of no more than $1,500,000, including the previous shareholder loan balance of $697,281. The amount under this line of credit is non-interest bearing and due on demand starting from June 1, 2023. As of May 31, 2024 and August 31, 2023, the Company has recognized an imputed interest at 5% per annum of the balances. As of May 31, 2024 and August 31, 2023, the Company had loans outstanding from Chiyuan Deng with a balance of $286,679 and $748,285, respectively.

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

As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and ended on December 31, 2022. The contract amount remains at $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. As of May 31, 2024, the related part balance to Youall Perform Services Ltd was $6,388.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities – related party - Zestv Studios Limited

On December 1, 2020, the Company entered an agreement with Zestv Studios Limited, a Hong Kong entity 100% owned by Chiyuan Deng, the Chief Executive Officer, to grant Zestv Studios Limited the distribution right for the movie “Love over the world” and charge Zestv Studios Limited movie royalties. The Company’s royalty revenue is stipulated to equal 43% of the after-tax movie box office revenue deducting movie issuance costs. The movie box office revenue is tracked by a movie distributor Huaxia Film Distribution Co. Ltd (hereafter “Hua Xia”) in China as it connects with all movie theaters in China and can track the total movie box office revenue online in real time. Although Zestv Studios Limited has paid royalty revenue to the Company, Zestv Studios Limited failed to collect cash from Hua Xia. As of August 31, 2021, the Company had a refund payable of $916,922 for the movie royalty revenue net of the movie distribution commission fee to Zestv Studios Limited.

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

The Company also rented office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023. For the nine months ended May 31, 2024 and 2023, the Company incurred related party office rent expense of $0 and $49,536, respectively.

During the three months ended May 31, 2024, Zestv Studios Limited further loaned a total amount of $78,289 to the Company for its working capital needs. The loan is non-interest bearing and due on demand. The amount was fully settled as of May 31, 2024.

As of May 31, 2024 and August 31, 2023, the Company had $0 payable to Zestv Studios Limited.

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

During the nine months ended May 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the nine months ended May 31, 2023, the Company incurred total compensation of $153,000 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $0 and $32,500, respectively, for Chief Investment Officer during the nine months ended May 31, 2024 and 2023, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the nine months ended May 31, 2024:

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

Conversion of Series C preferred shares to common shares

During the nine months ended May 31, 2024, the Company issued a total of 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

Reverse Stock split

As previously disclosed in the Company’s Form 10-Q for the quarter ended May 31, 2023, on June 12, 2023, the Board of Directors approved a reverse split for the Company’s issued and outstanding common stock, at a ratio of 1 share for every 10,000 shares, contingent upon receiving a market effectiveness date from FINRA.

On April 22, 2024, the Board of Directors approved a reverse split of the Corporation’s issued and outstanding common stock, which has a par value $0.001 per share. The reverse split ratio has been determined at 1 for 2,000 shares. The effectiveness of this reverse split is contingent upon receiving a market effective date from the Financial Industry Regulatory Authorization (FINRA).

Cancellation of Common shares

On February 5, 2024, our majority shareholder, officer and director, Chiyuan Deng, cancelled 235,000,000 shares of his common stock in the Company.

The Company had the following activities for the nine months ended May 31, 2023:

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

Conversion of Series C preferred shares to common shares

During the three months ended November 30, 2022, the Company issued a total of 75,037,786 common shares as the result of the conversion of total 96,075 Series C preferred shares.

During the three months ended February 28, 2023, the Company issued a total of 221,354,447 common shares as the result of the conversion of total 81,075 Series C preferred shares.

During the three months ended May 31, 2023, the Company issued a total of 293,378,569 common shares as the result of the conversion of total 65,264 Series C preferred shares.

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

Pursuant to this agreement, during the nine months ended May 31, 2023, Alumni Capital LP subscribed for a total of 200,000,000 common shares for total proceeds of $146,475. The agreement expired on December 31, 2022.

As of May 31, 2024 and August 31, 2023, the Company had 2,331,965,321 and 1,285,283,385 common shares issued and outstanding, respectively.

A summary of the status of the Company’s warrants as of May 31, 2024 and August 31, 2023 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2022	50,000,000	—
Warrants granted during the year	—	—
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the nine months	—	—
Exercisable as of May 31, 2024	50,000,000	—

Preferred shares

The Company had the following activities for the nine months ended May 31, 2024:

During the nine months ended May 31, 2024, the Company converted a total 174,421 Series C preferred shares into common shares.

On November 30, 2023, the Board of Directors of the Company resolved to withdraw the Amended Certificate of Designation for the Company’s Series C and Series D Preferred shares.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Preferred shares (continued)

On December 1, 2023, the Board of Directors of the Company resolved to withdraw the Certificate of Designation for the Company’s Series B Preferred Stock. The Company’s Series B Preferred Stock was cancelled during the three months ended February 29, 2024.

The Company had the following activities for the nine months ended May 31, 2023:

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

The Company recorded dividend expenses of $14,545 on Series C and D Preferred shares for the nine months ended May 31, 2023.

NOTE 10 – INCOME TAXES

The Company and its fully owned subsidiary, AB Cinemas NY, Inc, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of May 31, 2024 and August 31, 2023, the components of net deferred tax assets, including a valuation allowance, were as follows:

	May 31, 2024	August 31, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$2,144,053	$2,077,213
Less: valuation allowance	(2,144,053)	(2,077,213)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $2,144,053 and $2,077,213 as of May 31, 2024 and August 31, 2023, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2024 and August 31, 2023.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows for the nine months ended May 31, 2024 and 2023, respectively:

	Nine months ended
	May 31,
	2024	2023
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the nine months ended May 31, 2024 and 2023, the Company and its subsidiaries generated net losses. As a result, the Company and its subsidiaries did not incur any income tax for the nine months ended May 31, 2024 and 2023, respectively.

NOTE 11 – CONCENTRATION RISK

Concentration

For the nine months ended May 31, 2024, 43% and 35% of the total revenue was generated from two customers, respectively. For the nine months ended May 31, 2023, 49% and 23% of the total revenue was generated from two customers, respectively.

For the three months ended May 31, 2024, 66% and 24% of the total revenue was generated from two customers. For the three months ended May 31, 2023, 44% and 32% of the total revenue were generated from two customers, respectively.

As of May 31, 2024, 100% of the Company’s accounts receivable balance was receivable from one customer. There were no accounts receivable as of August 31, 2023.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of May 31, 2024 and August 31, 2023, cash balance of $18 and $92,972, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of May 31, 2024 and August 31, 2023, cash balance of $165,410 and $24,124, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

The following table presents summary information by segment for the nine months ended May 31, 2024 and 2023, respectively.

	IP Segment		Cinema Segment		Total
	Nine months ended		Nine months ended		Nine months ended
	May 31,		May 31,		May 31,
	2024	2023	2024	2023	2024	2023
Revenue	$1,617,455	$791,225	$267,856	$317,415	$1,885,311	$1,108,640
Operating costs	—	—	136,397	139,567	136,397	139,567
Depreciation and Amortization	1,444,814	2,533,767	—	—	1,444,814	2,533,767
Interest expense (income)	25,260	(495)	—	—	25,260	(495)
Segment assets	1,590,495	3,276,524	165,111	14,849	1,755,606	3,291,373
Segment income (loss)	$(491,131)	$(3,054,265)	$172,846	$142,738	$(318,285)	$(2,911,527)

The following table presents summary information by segment for the three months ended May 31, 2024 and 2023, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	May 31,		May 31,		May 31,
	2024	2023	2024	2023	2024	2023
Revenue	$629,819	$433,939	$68,492	$139,450	$698,311	$573,389
Operating costs	—	—	32,316	60,859	32,316	60,859
Depreciation and Amortization	370,114	752,300	—	—	370,114	752,300
Interest expense (income)	5,170	(337)	—	—	5,170	(337)
Segment assets	1,590,495	3,276,524	165,111	14,849	1,755,606	3,291,373
Segment income (loss)	$106,188	$(724,768)	$26,846	$80,941	$133,034	$(643,827)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

Stock Purchase Agreement

On June 13, 2024, the Company entered into a Common Stock Purchase Agreement with Alumni Capital LP (“Alumni Capital”), a Delaware limited partnership. Pursuant to the Purchase Agreement, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $5 million of our common stock at the Investment Amount during the period beginning on the execution date of the Purchase Agreement and ending on the earlier of (i) the date on which Alumni Capital has purchased $5 million of our common stock shares pursuant to the Purchase Agreement or (ii) June 30, 2025.

Pursuant to the Purchase Agreement, the Investment Amount means seventy percent (70%) of the lowest daily Volume Weighted Average Price (“VWAP”) of the Common Stock five business days prior to the Closing of a Purchase Notice. No Purchase Notice will be made without an effective registration statement and no Purchase Notice will be in an amount greater than (i) $250,000 or (ii) three hundred percent (300%) of the Average Daily Trading Volume during the five business days prior to a Purchase Notice.

In consideration for Alumni Capital’s execution and performance under the Purchase Agreement, the Company issued to Alumni Capital a Common Stock Purchase Warrant dated June 13, 2024 to purchase shares of Common Stock representing (50%) of the commitment amount of $5 million. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of the Exercise Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Other factors, which could have a material adverse effect on our operations and future prospects on a consolidated basis, include but are not limited to our ability to implement and achieve success with our business plan, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including the risks and uncertainties identified under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K.

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

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of May 31, 2024, the Company acquired 73 movie copyrights and broadcast rights and a 75-episode TV drama series. The Company will continue marketing and promoting the ABQQ.tv website through Google Ads and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

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

The space was formerly used as a theatre with a total of 5 screens and 466 sets for screening films. The former theatre opened on December 21, 1962 with Hayley Millsin “In Search of the Castaways.” It was a replacement for the town’s other movie theatre that burned down. It was later twinned and further divided into 5 screens. It was operated for years by Lesser Theaters, then bought by Clearview Cinemas. In June 2013, it was taken over by Bow-Tie Cinemas when they took most Clearview locations. It lasted until March 2020 when it was closed by the Covid-19 pandemic. It was announced in September 2020 that the closure would be permanent.

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

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMMM platform and platform data on both app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

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

Results of Operations

Revenues

Our total revenue reported for the three and nine months ended May 31, 2024 was $698,311 and $1,885,311, respectively. Our total revenue reported for the three and nine months ended May 31, 2023 was $573,389 and $1,108,640, respectively.

The revenue for the three and nine months ended May 31, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, fees charged for embedded marketing service, consulting service fees in connection with the sales of the software-in-progress and restructuring of a company as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. On the other hand, for the three and nine months ended May 31, 2023, we generated revenue from licensing our NFT MM platform, the sales of movie tickets and food and beverage in our operated movie theatre. The increase in revenue was mainly due to the combined impact of: (i) the increase in sales of copyrights and broadcast rights during the three and nine months ended May 31, 2024 as compared to the three and nine months ended May 31, 2023; and (ii) the increase in type of services provided ranging from consulting services to the embedded marketing services during the three and nine months ended May 31, 2024.

We have started the operation of our movie theatre since October 2022. For the nine months ended May 31, 2024, we generated total revenue of $267,856, including $182,353 from ticket sales, and $85,503 from food and beverage sales. For the nine months ended May 31, 2023, we generated total revenue of $317,415, including $206,303 from ticket sales, and $111,112 from food and beverage sales. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2023.

For the three months ended May 31, 2024, we generated total revenue of $68,492, including $47,011 from ticket sales, and $21,481 from food and beverage sales. For the three months ended May 31, 2023, we generated total revenue of $139,450, including $90,385 from ticket sales, and $49,065 from food and beverage sales. The decrease in revenue was mainly due to the combined impact of: (i) the shortening of opening hours from 6 to 4 days per week in May 2024; and (ii) less renowned and popular movies are on screen compared to the corresponding period in 2023.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Costs and Expenses

Operating costs and expenses were $2,266,117 for the nine months ended May 31, 2024, as compared to $4,020,662 for the nine months ended May 31, 2023. Our operating costs and expenses for the nine months ended May 31, 2024 consisted of theatre operating costs of $136,397, amortization expenses of $1,441,489, general and administrative expenses of $673,182 and related party salary and wages of $15,049. In contrast, our operating costs and expenses for the nine months ended May 31, 2023 consisted of theatre operating costs of $139,567, amortization expenses of $2,530,435, general and administrative expenses of $1,165,160 and related party salary and wages of $185,500.

Operating expenses decreased to $562,888 for the three months ended May 31, 2024 from $1,217,553 for the three months ended May 31, 2023. Our operating expenses for three months ended May 31, 2024 consisted of theatre operating costs of $32,316, amortization expenses of $369,006 and general and administrative expenses of $161,566. In contrast, our operating expenses for the three months ended May 31, 2023 consisted of theatre operating costs of $60,859, amortization expenses of $751,192, general and administrative expenses of $361,002 and related party salary and wages of $44,500.

The theatre operating costs were comparable for the nine months ended May 31, 2024 and 2023. The theatre operating costs decreased to $32,316 for the three months ended May 31, 2024 from $60,859 for the three months ended May 31, 2023. The decrease was mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in amortization expenses for the three and nine months ended May 31, 2024 as compared to the corresponding period in 2023, mainly due to more fully amortized intangible assets for the three and nine months ended May 31, 2024.

We experienced a decrease in general and administrative expenses for the three and nine months ended May 31, 2024 as compared to the corresponding period in 2023, mainly as a result of decreased non-related party salaries and contractors, stock-based compensations, professional fees, office expenses and repair and maintenance expenses for the three and nine months ended May 31, 2024 in contrast to the corresponding period in 2023.

We experienced a decrease in related party salary and wages for the three and nine months ended May 31, 2024 as compared to corresponding period in 2023, mainly due to the resignation of the Chief Financial Officer and Chief Investment Officer as well as the opt out of salary by the Chief Executive Officer effective since October 2023. During the nine months ended May 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the nine months ended May 31, 2023, the Company incurred total compensation of $153,000 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $nil and $32,500, respectively, for Chief Investment Officer during the nine months ended May 31, 2024 and 2023, respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2024 at various levels of operation.

Other Income

We had other income of $62,521 for the nine months ended May 31, 2024, as compared with other income of $495 for the corresponding period in 2023. Our other income for the nine months ended May 31, 2024 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party. Our other income for the corresponding period in 2023 was bank interest income.

We had other expenses of $2,389 for the three months ended May 31, 2024 as compared with other income of $337 for the corresponding period in 2023. Our other expenses for the three months ended May 31, 2024 mainly represented the interest expense – related party. Our other income for the corresponding period in 2023 was bank interest income.

Net Loss

We incurred a net loss in the amount of $318,285 for the nine months ended May 31, 2024, as compared with a net loss of $2,911,527 for the nine months ended May 31, 2023.

We incurred a net income in the amount of $133,034 for the three months ended May 31, 2024, as compared with a net loss of $643,827 for the three months ended May 31, 2023.

Liquidity and Capital Resources

As of May 31, 2024, we had $420,148 in current assets consisting of cash and accounts receivable. Our total current liabilities as of May 31, 2024 were $688,600. As a result, we have a working capital deficit of $268,452 as of May 31, 2024 as compared with $1,005,847 as of August 31, 2023.

Operating activities generated $124,938 in cash for the nine months ended May 31, 2024, as compared with $467,009 used in cash for the nine months ended May 31, 2023.

Our positive operating cash flow for the nine months ended May 31, 2024 was mainly the result of net loss combined with cash used in the purchase of movie and TV series broadcast right and copyright and the increase in accounts receivable, offset by the amortization of intangible assets, and the increase in deferred revenue and accounts payable and accrued liabilities.

Our negative operating cash flow for the nine months ended May 31, 2023 was mainly the result of our net loss combined with operating changes in receivables, offset by the amortization of intangible assets, purchase deposit refund and consulting fee paid in stock.

Investing activities was $Nil for the nine months ended May 31, 2024 and 2023, respectively.

Financing activities used $76,606 for the nine months ended May 31, 2024, as compared with $517,631 provided by financing activities for the nine months ended May 31, 2023. Our negative financing cash flow for the nine months ended May 31, 2024 was due to the settlement of loans due to a related party. Our positive financing cash flow for the nine months ended May 31, 2023 was mainly the result of proceeds from issuance of our common shares, preferred shares, and the loans from related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of May 31, 2024, the Company had an accumulated deficit of approximately $12.7 million and a working capital deficit of approximately $0.3 million. For the nine months ended May 31, 2024, the Company incurred a net loss of approximately $0.3 million.

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

Off Balance Sheet Arrangements

As of May 31, 2024, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on November 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued the following unregistered securities during the nine months ended May 31, 2024:

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

Conversion of Series C preferred shares to common shares

During the nine months ended May 31, 2024, the Company issued a total of 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2024 formatted in Extensible Business Reporting Language (XBRL).

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
July 15, 2024

