Form 10-K
period 2024-08-31
AB INTERNATIONAL GROUP CORP.
filed 2024-11-26
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2024
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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,731,446

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 2,281,266,321 common shares as of November 20, 2024.

PART I

Item 1. Business

Company Overview

The Company was incorporated under the laws of the State of Nevada on July 29, 2013. The Company's fiscal year end is August 31.

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies, TV shows and music.

In addition to licensing and selling rights to movies, TV shows and music, we are also engaged in licensing our NFT MMM platform and providing technical service; running our physical movie theater in New York; and providing marketing and consulting services in the media industry.

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. The Company's management has been sourcing such dramas and films to provide video streaming service on the ABQQ.tv. website. As of August 31, 2024, the Company acquired 73   movie copyrights and broadcast rights and a 75-episode TV drama   and sitcom. The Company plans to continue marketing and promoting the ABQQ.tv website through Google Ads to acquire additional broadcast rights for movies and TV series, and plans to charge subscription fees once the Company has obtained at least 200 broadcast rights of movies and TV programs.

On October 21, 2021, the Company entered into a Lease Agreement (the “Lease”) with Martabano Realty Corp. (the “Landlord”), pursuant to which the Company agreed to lease approximately 8,375 square feet of in what is known as the Mt. Kisco Theatre at 144 Main Street, Mount Kisco, New York. The term of the Lease is five years plus a free rent period. The total monthly rent was $14,366 for the first two years, and $20,648 for the third year including real estate related taxes and landlord’s insurance. The Lease contains customary provisions for real property leases of this type, including provisions allowing the Landlord to terminate the Lease upon a default by the Company.

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

On May 5, 2022, the Company incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating Mt. Kisco Theatre located in Mount Kisco, NY. The theatre started operations in October 2022. The Company still intends follow the strategy of having both an online presence and physical locations for movies and other media. The Company expects to generate increased revenue from its movie theater business line in the coming years.

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, the Company also charged one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, the Company continued licensing the NFT MM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

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

For the NFT business, there are a number of competitors, and we are new in the industry. We intend to market our NFT MMM platform for licensing opportunities as we have already, but there are no assurances that we will be able to compete in this market.

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

We currently have 11 employees.

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

Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for our theater, and the other products and services we offer. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors.

In addition to an adverse impact on demand for our theater, and the other products and services we offer, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our ability to implement our business plans. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.

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

Because we have generated limited revenue and incurred operating losses in prior years  , we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

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

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company, we will be exempt from auditor attestation requirements concerning any such report so long as we are a smaller reporting company. We have not yet had an independent auditor determined whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;

•	government regulation of our products and services;

•	the establishment of partnerships with other technology companies;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	sales of our common stock;

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period to period fluctuations in our financial results.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

We have the right to issue additional common stock and preferred stock without consent of shareholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment

We are authorized to issue up to 10,000,000,000 shares of common stock, of which there were 2,281,266,321 shares issued and outstanding as of November 20, 2024. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. We have designated and authorized, 100,000 shares of Series A Preferred Stock. As of November 20, 2024, there were issued and outstanding 100,000 shares of our Series A Preferred Stock.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We will seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures  , among other processes. We will engage a third-party consultant, if needed, to assist us with our cybersecurity risk management framework, including the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

As of August 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. Although cybersecurity risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we face numerous and evolving cybersecurity threats in our business.

Item 2. Properties

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theatre consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first two years, and $20,648 for the third year including real estate related taxes and landlord’s insurance. On January 31, 2024, the end of the first two years of rental period, the landlord agrees to continue to receive $14,366 from February to August 2024. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

In September 2023, the Company entered into a one-month lease with a third party for an office space in Hong Kong, incurring a monthly rent of $766. The lease was ceased as of November 30, 2023.

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

Holders of Our Common Stock

As of November 20,, 2024, we had 2,281,266,321   shares of our common stock issued and outstanding, held by approximately 530   shareholders of record, with others holding shares in street name.

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

Issuer Repurchases

On July 20, 2024, we entered into Repurchase Agreements with seven shareholders, pursuant to which we agreed to repurchase an aggregate of 50,739,000 shares of common stock for cancellation in exchange for an aggregate of $50,739, which we funded with cash on hand.   The repurchased shares are subsequently cancelled on August 26, 2024, except for 40,000 shares, which could not be cancelled due to a documentation issue.   Therefore, the purchase price was adjusted to $50,699 and was settled in tranches. As of August 31, 2024, $38,485 of the purchase price has been paid. The remaining amount was settled in November 2024.

Effective date	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 26, 2024	50,699,000	$0.001	—	—
Total	50,699,000	$0.001	—	—

The Company has no publicly announced plan or program for the purchase of shares.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

The Company had the following equity activities during the year ended August 31, 2024:

Common shares

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

Conversion of Series C preferred shares to common shares

During the year ended August 31, 2014, the Company issued a total of 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

Reverse Stock split

On April 22, 2024, the Board of Directors approved a reverse split of the Corporation’s issued and outstanding common stock, which has a par value $0.001 per share. The reverse split ratio has been determined at 1 for 2,000 shares. The effectiveness of this reverse split is contingent upon receiving approval from the Financial Industry Regulatory Authorization (FINRA).

On August 19, 2024, the Board of Directors decided to cancel the company's upcoming 1-for 2,000 reverse split. The Board of Directors decided it would not be in the best interest of the stockholders or the Company to execute a reverse split at this time. The Company plans to inform FINRA that it will not be moving forward with the reverse split and will withdraw its application.

Cancellation of Common shares

On February 5, 2024, Board of Directors of the Company resolved to cancel 235,000,000 shares of common stock in the Company.

Repurchase of common shares

On July 20, 2024, Board of Directors of the Company has repurchased 50,699,000 common shares from its several shareholders for an aggregate purchase price of $50,699, or $0.001 per share. The repurchased shares are subsequently cancelled on August 26, 2024. The purchase price was settled in tranches. As of August 31, 2024, $38,485 of the purchase price has been settled.

Subscription of Common shares

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

The Purchase Agreement provides that the number of our common stock shares to be sold to Alumni Capital will not exceed the number of shares that, when aggregated together with all other shares of our common stock which the investor is deemed to beneficially own, would result in the investor owning more than 4.99% of our outstanding common stock. The percentage may be increased to no more than 9.99% upon notice under the Purchase Agreement.

The Purchase Agreement contains certain representations, warranties, covenants and events of default. The Closing occurred following the satisfaction of customary closing conditions.

Preferred shares

During the year ended August 31, 2024, the Company converted a total 174,421 Series C preferred shares into common shares.

On November 30, 2023, the Board of Directors of the Company resolved to withdraw the Amended Certificate of Designation for the Company’s Series C and Series D Preferred shares.

On December 1, 2023, the Board of Directors of the Company has resolved to withdraw the Certificate of Designation for the Company’s Series B Preferred Stock. The Company’s Series B Preferred Stock was cancelled during the year ended August 31, 2024.

Warrants

In consideration for the Common Stock Purchase Agreement signed with Alumni on June 13, 2024, the Company issued to Alumni Capital a Common Stock Purchase Warrant dated June 13, 2024 to purchase 1,943,304,434 shares of Common Stock, representing (50%) of the commitment amount of $5 million, at an exercise price of $0.00129 per share, subject to adjustments, and ending on the 5 years anniversary of the issuance date. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of June 13, 2024. The exercise price is subject to change based on a change in the number of our outstanding shares. The aggregated fair value of the warrants is $970,945. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0005; risk free rate of 4.24%; expected term of 5 years; exercise price of $0.0013; volatility of 310.94%; and expected future dividends of $0.

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to its own shares. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. As of August 31, 2024, 1,993,304,434 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 4.74 years.

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

On June 21, 2023, 1,436 shares of Series C Convertible Preferred Stock of the Company were waived by the accredited investor.

The Company recorded dividend expenses of $31,387 on Series C and D Preferred shares for the year ended August 31, 2023.

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

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock,” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “AB International,” or “ABQQ” refer to AB International Group Corp., a Nevada corporation, and its wholly owned subsidiaries.

Results of Operations

Revenues

Our total revenue reported for the years ended August 31, 2024 and 2023 was $3,300,467 and $1,473,222, respectively.

The revenue for the year ended August 31, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties and one related party, fees charged for embedded marketing service, consulting service fees in connection with the sales of the software-in-progress and restructuring of a company as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. On the other hand, the revenue for the year ended August 31, 2023, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to a third party, as well as the revenue generated from movie tickets and food and beverage sales from our movie theatre. The increase in revenue was mainly due to the combined impact of: (i) the increase in sales of copyrights and broadcast rights during the year ended August 31, 2024 as compared to the year ended August 31, 2023; and (ii) the increase in type of services provided ranging from consulting services to the embedded marketing services during the year ended August 31, 2024.

Operation of our movie theatre started in October of 2022. For the year ended August 31, 2024, we generated total revenue of $432,012, including $276,428 from ticket sales, $128,512 from food and beverage sales, and $27,072 from the advertisements compared with revenue of $525,222, including $345,057 from ticket sales, and $180,165 from food and beverage sales for the year ended August 31, 2023. The decrease in revenue was mainly due to the combined impact of: (i) the shortening of opening hours from 6 to 4 days per week beginning from May to June 2024; and (ii) less renowned and popular movies are on screen compared to the corresponding period in 2023.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Costs and Expenses

Operating expenses was $2,813,563 for the year ended August 31, 2024, as compared to $5,030,354 for the year ended August 31, 2023. Our operating costs and expenses for the year ended August 31, 2024 consisted of theatre operating costs of $189,500, amortization expenses of $1,660,459, costs of copyrights sold of $119,517, general and administrative expenses of $829,038 and related party salary and wages of $15,049. In contrast, our operating costs and expenses for the year ended August 31, 2023 consisted of theatre operating costs of $243,635, amortization expenses of $3,048,172, general and administrative expenses of $1,507,988 and related party salary and wages of $230,559.

We experienced a decrease in theatre operating costs in fiscal 2024 as compared to fiscal 2023, mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in amortization expenses in fiscal 2024 as compared to fiscal 2023, mainly due to the increase in fully amortized assets for the year ended August 31, 2024.

The costs of copyrights sold represented the remaining costs of the 2 mainland China copyrights when they were sold.

We experienced a decrease in general and administrative expenses in fiscal 2024 as compared to fiscal 2023, mainly as a result of decreased non-related party salaries and contractors, stock-based compensations, professional fees, office expenses and repair and maintenance expenses for the year ended August 31, 2024 in contrast to the year ended August 31, 2023.

We experienced a decrease in related party salary and wages in fiscal 2024 as compared to fiscal 2023, mainly due to the resignation of the Chief Financial Officer and Chief Investment Officer as well as the opt out of salary by the Chief Executive Officer effective since October 2023. During the year ended August 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. During the year ended August 31, 2023, the Company incurred total compensation of $198,113 for the Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $nil and $32,446, respectively, for the Chief Investment Officer for the years ended August 31, 2024 and 2023.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2024 at various levels of operation.

Other Income (Expenses)

We had other income of $55,427   for the year ended August 31, 2024, as compared with other expenses of $9,578 for the year ended August 31, 2023. Our other income for fiscal 2024 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party. Our other expenses for fiscal 2023 was the interest expense – related party, net of bank interest income.

Net Income (Loss)

We incurred a net income of $542,331 for the year ended August 31, 2024, as compared with a net loss of $3,566,710 for the year ended August 31, 2023.

Liquidity and Capital Resources

As of August 31, 2024, we had $689,002 in current assets consisting of cash and accounts receivable. Our total current liabilities as of August 31, 2024 were $528,385. As a result, we have a working capital of $160,617   as of August 31, 2024 as compared with a working capital deficit of $1,005,847 as of August 31, 2023.

Operating activities generated $162,319 in cash for the year ended August 31, 2024, as compared with $553,489 used in cash for the year ended August 31, 2023.

Our positive operating cash flow for the year ended August 31, 2024 was mainly the result of net income combined with amortization of intangible assets, Costs of copyrights sold, deferred revenue, offset by the gain from sales of software in process, purchase of movie and TV series broadcast right and copyright, increase in accounts receivable, purchase deposits and decrease in accounts payable and accrued liabilities.

Our negative operating cash flow for the year ended August 31, 2023 was mainly the result of our net loss combined with operating changes in the purchase and deposit for acquiring movie copyrights and software, and the decrease in accounts payable and accrued liabilities offset by the amortization of intangible assets, consulting fees paid in stock and the refund of purchase deposits.

Investing activities was $Nil for the years ended August 31, 2024 and 2023.

Financing activities used $214,985   for the year ended August 31, 2024, as compared with $586,362 provided by financing activities for the year ended August 31, 2023. Our negative financing cash flow for the years ended August 31, 2024 was due to the settlement of loans due to related party and the repurchase of common shares. Our positive financing cash flow for the year ended August 31, 2023 was mainly the result of proceeds from the issuance of our common shares, preferred shares, and the loans from related parties.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of August 31, 2024, the Company had limited cash, an accumulated deficit of approximately $11.8 million and a limited working capital of approximately $0.2 million.   The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Off Balance Sheet Arrangements

As of August 31, 2024, there were no off-balance sheet arrangements.

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

Our critical accounting policies are disclosed below:

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

The Company derives its revenues primarily from six sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service; (5) consulting services; (6) advertising services in movie theatre.

Revenue from selling copyrights of movies or TV shows:

The Company recognizes revenue when master copy of movie or TV show is delivered, the IP is authorized and transferred to customers. The Company’s contracts with customer are primarily on a fixed-price basis and do not contain cancelable and refund-type provisions.

Revenue from licensing NFT MMM platform:

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

Revenue from consulting services:

The Company derives revenue from providing consulting services in connection with the sales of the software-in-progress and the restructuring of a Company and bring it to IPO. The consulting service fees are recognized over the service period.

Revenue from advertisement:

The Company derives revenue from playing the advertisements on the theater screen. The Company recognizes revenue when the advertisements are shown on the theater screen.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of August 31, 2024 and 2023;
F-3	Consolidated Statements of Operations for the years ended August 31, 2024 and 2023;
F-4	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2024 and 2023;
F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2024 and 2023; and
F-6 - F-26	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AB International Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB International Group Corp. (the “Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended August 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended August 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, as of August 31, 2024, the Company had limited cash, an accumulated deficit of approximately $11.8 million and a limited working capital deficit of approximately $0.2 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

November 26, 2024

PCAOB ID Number 273

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$64,430	$117,096
Accounts receivable	624,572	—
Total Current Assets	689,002	117,096

Property and equipment, net	4,375	8,254
Right of use operating lease assets, net	494,506	696,380
Intangible assets, net	370,924	1,455,110
Purchase deposits for intangible assets, non-current	745,123	300,000
Security deposit	45,240	45,240
TOTAL ASSETS	$2,349,170	$2,622,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$30,945	$156,763
Accounts payable and accrued liabilities - related party	—	6,388
Loan from related parties	193,174	748,285
Current portion of obligations under operating leases	247,266	211,507
Deferred revenue	57,000	—
Total Current Liabilities	528,385	1,122,943

Obligations under operating leases, non-current	360,883	608,149
Total Liabilities	889,268	1,731,092

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of August 31, 2024 and 2023, respectively	100	100
Series B preferred stock, 0 and 20,000 shares issued and outstanding, as of August 31, 2024 and 2023, respectively	—	20
Series C preferred stock, 0 and 174,421 shares issued and outstanding, as of August 31, 2024 and 2023, respectively	—	175
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 2,281,266,321 and 1,285,283,385 shares issued and outstanding, as of August 31, 2024 and 2023, respectively	2,281,266	1,285,283
Additional paid-in capital	11,024,203	11,993,408
Accumulated deficit	(11,845,667)	(12,387,998)
Total Stockholders’ Equity	1,459,902	890,988
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,349,170	$2,622,080

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

	Years ended
	August 31,
	2024	2023

REVENUE
Copyrights sold to third party	$1,839,308	$250,000
Copyrights sold to related party	105,000	—
Licenses	570,000	698,000
Theatre admissions, advertising and food and beverage sales	432,012	525,222
Consulting services	354,147	—
Total revenue	3,300,467	1,473,222

OPERATING COSTS AND EXPENSES
Amortization expenses	(1,660,459)	(3,048,172)
Costs of copyrights sold	(119,517)	—
Theatre operating costs	(189,500)	(243,635)
General and administrative expenses	(829,038)	(1,507,988)
Related party salary and wages	(15,049)	(230,559)
Total Operating Costs And Expenses	(2,813,563)	(5,030,354)

Income (Loss) From Operations	486,904	(3,557,132)

OTHER INCOME (EXPENSES)
Interest income	694	740
Interest expense – related party	(32,282)	(10,318)
Other income	87,015	—
Total Other Income (Expenses)	55,427	(9,578)

Income (Loss) Before Costs and Expenses Income Tax Benefit	542,331	(3,566,710)

Income tax benefit	—	—
NET INCOME (LOSS)	$542,331	$(3,566,710)
Preferred shares dividend expense	—	(31,387)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCK HOLDERS	$542,331	$(3,598,097)

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	2,288,078,401	866,520,740
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	2,288,178,401	866,520,740

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Total Equity

Balance - August 31, 2022	384,512,583	$384,512	455,850	$456	$12,636,838	$(8,789,901)	$(209,957)	$4,021,948
Issuance of common shares	200,000,000	200,000	—	—	(53,525)	—	—	146,475
Preferred shares Series C issuance	—	—	90,275	90	68,910	—	—	69,000
Preferred shares series C converted into common shares	700,770,802	700,771	(250,268)	(250)	(700,521)	—	—	—
Dividend in connection with Preferred shares series C	—	—	—	—	31,387	—	—	31,387
Stock based compensation - consultants	—	—	—	—	—	—	209,957	209,957
Preferred shares series C waived	—	—	(1,436)	(1)	1	—	—	—
Imputed Interest	—	—	—	—	10,318	—	—	10,318
Net loss	—	—	—	—	—	(3,598,097)	—	(3,598,097)
Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$—	890,988

Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$—	$890,988
Issuance of restricted common shares	225,000,000	225,000	—	—	(180,000)	—	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—	—
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—	—
Repurchase of common shares	(50,699,000)	(50,699)	—	—	—	—	—	(50,699)
Imputed interest	—	—	—	—	32,282	—	—	32,282
Net income	—	—	—	—	—	542,331	—	542,331
Balance – August 31, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,024,203	$(11,845,667)	$—	$1,459,902

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

	Years Ended
	August 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$542,331	$(3,598,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Executive salaries and consulting fees paid in stock	—	209,957
Depreciation of fixed asset	3,879	4,441
Amortization of intangible asset	1,660,459	3,048,172
Gain from sales of software in progress	(85,000)	—
Cost of copyrights sold	119,517	—
Imputed interest	32,282	10,318
Non-cash penalty and dividend expense for preferred shares	—	31,387
Non-cash lease expense	(9,633)	34,336
Changes in operating assets and liabilities:
Accounts receivable	(624,572)	—
Prepaid expenses	—	13,035
Purchase deposits (paid) refunded	(745,123)	120,000
Purchase of movie and TV series broadcast right and copyright	(695,789)	(243,276)
Accounts payable and accrued liabilities	(93,032)	(137,023)
Accounts payable and accrued liabilities – related party	—	(8,739)
Deferred revenue	57,000	(38,000)
Net cash provided by (used in) operating activities	162,319	(553,489)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) loan from related parties	(176,500)	370,887
Proceeds from common stock issuances	—	146,475
Proceeds from preferred share C issuances	—	69,000
Repurchase of common shares	(38,485)	—
Net cash provided by (used in) financing activities	(214,985)	586,362

Net (decrease) increase in cash and cash equivalents	(52,666)	32,873
Cash and cash equivalents – beginning of year	117,096	84,223
Cash and cash equivalents – end of year	$64,430	$117,096

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Change of ROU assets and lease liabilities due to cancellation of leases	$—	$43,489
Settlement of accrued CEO salaries with common stock	$45,000	$—
Net off purchase deposit with loan from related parties for sales of software	$300,000	$—
Unpaid repurchase of common shares	$12,214	$—
Expenses settled by CEO on behalf of the Company	$6,388	$—
Transfer from long term prepayment to intangible assets	$—	$461,724

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

AB International Group Corp. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on July 29, 2013. The Company is an Intellectual Property (IP) investment and licensing company. The Company, through its subsidiaries, is primarily engaged in the acquisition and distribution of movies, TV shows and music. On December 15, 2014, the Company incorporated APP Board Limited in Hong Kong. The entity currently has no active business operations.

On April 22, 2020, the Company announced the first phase development of its video streaming service. The online service will be marketed and distributed in the world under the brand name ABQQ.tv. The Company's professional team are sourcing such dramas and films to provide video streaming service on the ABQQ.tv. The video streaming website www.ABQQ.tv was officially launched on December 29, 2020. As of August 31, 2024, the Company acquired 73   movie copyrights and broadcast rights and a 75-episode TV drama   and sitcom. The Company will continue marketing and promoting the ABQQ.tv website through GoogleAds and acquire additional broadcast rights for movies and TV series, and plan to charge subscription fees once the Company has obtained at least 200 broadcast rights of movie and TV series.

On April 27, 2022, the Company purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named as the NFT MMM from Stareastnet Portal Limited, an unrelated party, which including an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io. NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFTMM platform and platform data on both app and website. (See Note 5)

On May 5, 2022, the Company incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating Mt. Kisco Theatre located at 144 Main Street, Mount Kisco, NY. The Company uses this theatre with a total of 5 screens and 466 seats for screening films. This is the Company’s first cinema in the United States and movie theater became a new business line of the Company. The theatre started the operation in October 2022. After a rough two years for movie theatres due to the pandemic, movie theaters are starting to show signs of life again. The Company is intending to shift the business strategy from online only to the combination of online and offline business.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the year ended August 31, 2024 and 2023, respectively.

Foreign Currency Transactions

The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Gains and losses from translation of foreign currency into U.S. dollars are included in current results of operations.

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies, TV shows and music, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the year ended August 31, 2024 and 2023, respectively.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the year ended August 31, 2024 and 2023, respectively.

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

The Company derives its revenues primarily from six sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service; (5) consulting services; (6) advertising services in movie theatre.

Revenue from selling copyrights of movies or TV shows:

The Company recognizes revenue when master copy of movie or TV show is delivered, the IP is authorized and transferred to customers. The Company’s contracts with customer are primarily on a fixed-price basis and do not contain cancelable and refund-type provisions.

Revenue from licensing NFT MMM platform:

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

Revenue from consulting services:

The Company derives revenue from providing consulting services in connection with the sales of the software-in-progress and the restructuring of a Company and bring it to IPO. The consulting service fees are recognized over the service period.

Revenue from advertising services in movie theatre:

The Company derives revenue from playing the advertisements on the theater screen. The Company recognizes revenue when the advertisements are shown on the theater screen.

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

As of August 31, 2024, other than deferred revenue and accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

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

The following table presents sales by revenue streams for the years ended August 31, 2024 and 2023, respectively:

	August 31, 2024	August 31, 2023
Copyrights sales	$1,436,800	$250,000
Embedded marketing service	507,508	—
Consulting services	354,147	—
NFT licenses	570,000	698,000
Theatre admissions	276,428	345,057
Food and beverage sales	128,512	180,165
Advertisement	27,072	—
Total revenue	$3,300,467	$1,473,222

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

The carrying values of cash, accounts receivable, accounts   payable, and accrued liabilities approximate fair value due to their short-term nature. The fair values of warrant liabilities and derivative liabilities embedded in convertible notes are determined by level 3 inputs.

No liabilities measured at fair value on a recurring basis as of August 31, 2024 and 2023, respectively.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of August 31, 2024, the total number of warrants outstanding was 1,993,304,434   (See Note 9). No warrants were included in the diluted income per share as they would be anti-dilutive  .

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. This ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard will become effective for fiscal years beginning after December 15, 2023, using either a modified retrospective or a fully retrospective method of transition, and early adoption is permitted. Management is currently evaluating the impact of the new standard on our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income tax paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.

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

As of August 31, 2024, the Company had limited cash, an accumulated deficit of approximately $11.8 million and limited working capital of approximately $0.2 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits.

These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes the existing stockholders will provide additional cash to meet the Company’s obligations as they become due. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

 NOTE 4 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $3,879 and $4,441 for the years ended August 31, 2024 and 2023, respectively.

As of August 31, 2024 and 2023, the balance of property and equipment was as follows:

	August 31, 2024	August 31, 2023
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(167,903)	(164,024)
Property and equipment, net	$4,375	$8,254

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 – INTANGIBLE ASSETS

As of August 31, 2024 and 2023, the balance of intangible assets was as follows:

	August 31, 2024	August 31, 2023
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	300,000
Movie copyrights - Nice to meet you	300,000	300,000
Movie copyrights – 6 movies	506,533	—
TV drama copyright - 20 episodes	295,000	295,000
Movie broadcast rights – 59 movies	2,439,840	2,439,840
NFT MMM platform	280,000	280,000
Total cost	9,525,331	9,018,798
Accumulated amortization	(9,154,407)	(7,563,688)
Intangible assets, net	$370,924	$1,455,110

The amortization expense for the years ended August 31, 2024 and 2023 was $1,660,459 and $3,048,172, respectively. Estimated future amortization expense is as follows:

Twelve months ending August 31,	Amortization expense
2025	$345,767
2026	25,157
Total	$370,924

In March 2022, the Company signed a purchase agreement with Anyone Pictures Limited to acquire the copyright for broadcasting a 25-episode TV drama series outside of mainland China, at a price of $525,000. Five standalone episodes were delivered in December 2022. On February 21, 2023, both parties entered into a supplementary agreement to determine the delivery of the remaining 20 standalone episodes. As a result,  the Company did not purchase and receive the remaining 20-episode. Anyone Pictures Limited agreed to refund $420,000 to the Company and the Company had received the full amount as of August 31, 2023.

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company continued licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company retains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the year ended August 31, 2024 and 2023, the Company recognized license revenue of $570,000 and $698,000, respectively.

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

In November 2023, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China copyrights of 1 movie for a price of $180,000 and the offline broadcast rights of another movie for a price of 211,800. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China.

On November 21, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell offline broadcast rights of 1 movie for a price of $140,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China.

On July 27, 2024, the Company has entered into an agreement with Anyone Pictures Limited to sell the mainland China copyrights of 3 movies for $800,000.

On August 5, 2024, the Company has entered into an agreement with Zestv Studios Limited to sell its offline broadcast rights of one movie for $105,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China and United States. (See Note 8)

NOTE 6 – LEASES

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

On January 31, 2024, the end of the first two years of rental period, the landlord agrees to continue to receive $14,366 from February to August 2024. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the years ended August 31, 2024 and 2023 was $163,529 and $291,319, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEASES (continued)

The following is a schedule of maturities of lease liabilities:

Twelve months ending August 31,
2025	$250,555
2026	255,412
2027	107,275
Total future minimum lease payments	613,242
Less: imputed interest	(5,093)
Total	$608,149

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	August 31, 2024	August 31, 2023

Purchase deposit for copyright and broadcast right for movies and series	$745,123	$—
Purchase deposit for software	—	300,000
Total purchase deposits for intangible assets	$745,123	$300,000

On June 8, 2023, the Company has entered into software development contract for the creation of the streaming software designed for use on both the website and mobile applications. Pursuant to the contract’s terms, the Developer is contractually obliged to deliver the software by September 8, 2024, which corresponds to the upcoming 15-month period. The costs of the software amounts to $1,500,000. As of August 31, 2023, the Company has remitted an initial payment of $300,000 to the Developer. On November 28, 2023, both parties entered into an amended agreement to sell the software-in-progress to the Developer for $385,000. The amount was received through Zestv Studios Limited as of November 30, 2023 and used to reduce the amount of loan from CEO (see Note 8). The Company recognized a gain on the sales of software of $85,000. From December 1, 2023 to August 31, 2024, the Company is obliged to provide consulting services to the Developer regarding the design and development of the software-in-progress. The monthly consulting fee is $25,600.

On February 23, 2024, the Company has entered into an agreement to acquire the copyright and broadcast right of a movie. As of August 31, 2024, the Company has paid a purchase deposit of $300,000.

On June 5, 2024, the Company has entered into an agreement to acquire the copyright and broadcast right of a TV drama series. As of August 31, 2024, the Company has paid a purchase deposit of $155,123.

On August 13, 2024, the Company has entered into an agreement to acquire the copyright and broadcast right of two movies. As of August 31, 2024, the Company has paid a purchase deposit of $290,000.

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

Loan from related parties (continued)

For the year ended August 31, 2024, Chiyuan Deng has further loaned a total of $794,865   for its working capital needs. The loan is non-interest bearing and due on demand. As of August 31, 2024, the Company has repaid $971,365.   The Company has recognized an imputed interest at 5% per annum of the balances as of the years ended August 31, 2024 and 2023. As of August 31, 2024 and 2023, the Company had loan from Chiyuan Deng balance of $193,174   and $748,285.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. Chiyuan Deng has repaid $6,388 on behalf of the Company during the year ended August 31, 2024. As of August 31, 2024, the related party balance to Youall Perform Services Ltd was $0.

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

The Company also rented an office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023 (See Note 6).   For the years ended August 31, 2024 and 2023, the Company incurred related party office rent expense of $0 and $66,048 respectively.

On August 5, 2024, the Company has entered into an agreement with Zestv Studios Limited to license its offline broadcast rights of 1 movie for $105,000.   The granted offline broadcast rights are globally exclusive, with the exception of Mainland China and United States.

During the year ended August 31, 2024, Zestv Studios Limited has settled operating expenses of $154,942 on behalf of the Company. The amount paid by Zestv Studios Limited was fully settled as of August 31, 2024.

As of August 31, 2024 and 2023, the Company had $0 payable to Zestv Studios Limited.

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

For the year ended August 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. The Company incurred $0 for Chief Financial Officer and Chief Investment Officer.

For the year ended August 31, 2023, the Company incurred total compensation of $198,113 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $32,446 for Chief Investment Officer.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the year ended August 31, 2024:

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, to pay off his accrued executive salaries of $45,000.

Conversion of Series C preferred shares to common shares

During the year ended August 31, 2024, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

Reverse Stock split

On April 22, 2024, the Board of Directors approved a reverse split of the Corporation’s issued and outstanding common stock, which has a par value $0.001 per share. The reverse split ratio has been determined at 1 for 2,000 shares. The effectiveness of this reverse split is contingent upon receiving approval from the Financial Industry Regulatory Authorization (FINRA).

On August 19, 2024, the Board of Directors decided to cancel the company's upcoming 1-for 2,000 reverse split. The Board of Directors decided it would not be in the best interest of the stockholders or the Company to execute a reverse split at this time. The Company plans to inform FINRA that it will not be moving forward with the reverse split and will withdraw its application.

Cancellation of Common shares

On February 5, 2024, Board of Directors of the Company resolved to cancel 235,000,000 shares of common stock in the Company.

Repurchase of common shares

On July 20, 2024, Board of Directors of the Company repurchased 50,699,000 common shares from its several shareholders for an aggregate purchase price of $50,699, or $0.001 per share. The repurchased shares are subsequently cancelled on August 26, 2024. The purchase price was settled in tranches. As of August 31, 2024, $38,485 of the purchase price has been settled.

Subscription of Common shares

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Common shares (continued)

Subscription of Common shares (continued)

The Purchase Agreement provides that the number of our common stock shares to be sold to Alumni Capital will not exceed the number of shares that, when aggregated together with all other shares of our common stock which the investor is deemed to beneficially own, would result in the investor owning more than 4.99% of our outstanding common stock. The percentage may be increased to no more than 9.99% upon notice under the Purchase Agreement.

The Purchase Agreement contains certain representations, warranties, covenants and events of default. The Closing occurred following the satisfaction of customary closing conditions.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Subscription of Common shares (continued)

Pursuant to this agreement, for the year ended August 31, 2023, Alumni Capital LP subscribed total of 200,000,000 common shares for total proceeds of $146,475.

As of August 31, 2024 and 2023, the Company had 2,281,266,321 and 1,285,283,385 common shares issued and outstanding, respectively.

Warrants

In consideration for the Common Stock Purchase Agreement signed with Alumni on June 13, 2024, the Company issued to Alumni Capital a Common Stock Purchase Warrant dated June 13, 2024   to purchase 1,943,304,434   shares of Common Stock, representing (50%) of the commitment amount of $5 million, at an exercise price of $0.00129   per share, subject to adjustments, and ending on the 5 years anniversary of the issuance date. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of June 13, 2024. The exercise price is subject to change based on a change in the number of our outstanding shares. The aggregated fair value of the warrants is $970,945. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0005; risk free rate of 4.24%; expected term of 5 years; exercise price of $0.0013; volatility of 310.94%; and expected future dividends of $0.

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to its own shares. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. As of August 31, 2024, 1,993,304,434 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 4.74  years.

A summary of the status of the Company’s warrants as of August 31, 2024 and 2023 is presented below:

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2022	50,000,000	—
Warrants granted during the year	—	—
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the year	1,943,304,434	—
Exercisable as of August 31, 2024	1,993,304,434	—

Preferred shares

The Company had the following activities for year ended August 31, 2024:

During the year ended August 31, 2024, the Company converted a total 174,421 Series C preferred shares into common shares.

On November 30, 2023, the Board of Directors of the Company resolved to withdraw the Amended Certificate of Designation for the Company’s Series C and Series D Preferred shares.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Preferred shares (continued)

On December 1, 2023, the Board of Directors of the Company has resolved to withdraw the Certificate of Designation for the Company’s Series B Preferred Stock. The Company’s Series B Preferred Stock was cancelled during the year ended August 31, 2024.

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

On June 21, 2023, 1,436 shares of Series C Convertible Preferred Stock of the Company were waived by the accredited investor.

The Company recorded dividend expenses of $0 and $31,387 on Series C and D Preferred shares for the year ended August 31, 2024 and 2023, respectively.

NOTE 10 – INCOME TAXES

The Company and its fully owned subsidiary, AB Cinemas NY, Inc, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of August 31, 2024 and 2023, the components of net deferred tax assets, including a valuation allowance, were as follows:

	August 31, 2024	August 31, 2023
Deferred tax asset attributable to:
Net operating loss carry over	$1,963,323	$2,077,213
Less: valuation allowance	(1,963,323)	(2,077,213)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,963,323 and $2,077,213 as of August 31, 2024 and 2023, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2024 and 2023.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended August 31, 2024 and 2023:

	Year ended
	August 31,
	2024	2023
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (continued)

For the year ended August 31, 2024, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carry forwarded, the Company and its subsidiaries did not incur any income tax for the year ended August 31, 2024.

For the year ended August 31, 2023, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax for the year ended August 31, 2023.

NOTE 11 – CONCENTRATION RISK

Concentration

For the year ended August 31, 2024, 52%    and 25% of the total revenue were generated from two customers, respectively. For the year ended August 31, 2023, 47% and 17% of the total revenue were generated from two customers, respectively.

As of August 31, 2024, 96% of the Company’s accounts receivable balance was receivable from one customer. There were no accounts receivable as of August 31, 2023.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Hong Kong Deposit Protection Board pays compensation up to a limit of HKD 500,000 (approximately $64,000) if the bank with which an individual/a company hold its eligible deposit fails. As of August 31, 2024 and 2023, cash balance of $0 and $92,972, respectively, were maintained at financial institutions in Hong Kong, and were subject to credit risk. In the US, the insurance coverage of each bank is $250,000. As of August 31, 2024 and 2023, cash balance of $64,430 and $24,124, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

The following table presents summary information by segment for the years ended August 31, 2024 and 2023, respectively.

	IP Segment		Cinema Segment		Total
	Year ended		Year ended		Year ended
	August 31		August 31		August 31
	2024	2023	2024	2023	2024	2023
Revenue	$2,868,455	$948,000	$432,012	$525,222	$3,300,467	$1,473,222
Cost of copyrights sold	119,517	—	—	—	119,517	—
Operating costs	—	—	189,500	243,635	189,500	243,635
Depreciation and Amortization	1,664,338	3,052,613	—	—	1,664,338	3,052,613
Interest expense	31,588	9,578	—	—	31,588	9,578
Segment assets	2,257,669	2,598,255	91,501	23,825	2,349,170	2,622,080
Segment income (loss)	$671,457	$(3,720,974)	$(129,126)	$154,264	$542,331	$(3,566,710)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Repurchase of common shares

On July 20, 2024, Board of Directors of the Company has repurchased 50,699,000 common shares from its several shareholders for an aggregate purchase price of $50,699, or $0.001 per share. The repurchased shares are subsequently cancelled on August 26, 2024. The purchase price was settled in tranches. As of August 31, 2024, $38,485 of the purchase price has been settled. The remaining balance was fully settled in November 2024.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	60	Chief Executive Officer, Principal Executive Officer

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

The Audit Committee was established in October of 2019. As of the year ended August 31, 2024, we only have one director, which has effectively ceased the work of the Audit Committee.

For the fiscal year ending August 31, 2024, the Audit Committee did not complete its tasks due to the lack of membership on the committee. Instead, the sole member of the board authorized inclusion of the audited financial statements for the years ended August 31, 2024 and 2023 to be included in this Annual Report.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2024, there have been no late reports, failures to file or transactions not timely reported.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report for the year ended August 31, 2019.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng President, CEO	2023 2024	180,000 15,049	0 0	0 0	0 0	0 0	0 0	0 0	180,000 15,049
Jimmy Chue Former Chief Investment Officer	2023 2024	32,446 0	0 0	0 0	0 0	0 0	0 0	0 0	32,446 0
Jianli Deng Former CFO and Director	2023 2024	18,113 0	0 0	0 0	0 0	0 0	0 0	0 0	18,113 0

On July 30, 2018, we entered into an employment agreement with Chiyuan Deng to serve as our President. The agreement is for six years and we issued Mr. Deng 400,000 shares for his services. Under the agreement, Mr. Deng is eligible for a bonus if provided by the board, vacation, medical, insurance and other benefits.

On February 22, 2021, we entered into an employment agreement with Jimmy Chue to serve as Chief Investment Officer (CIO). The CIO will be compensated with an annual base salary of $78,000. On May 9, 2023, Jimmy Chue resigned as our CIO.

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

 For the year 2023-2024, the Company doesn’t have any Director fees.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 20, 2024, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 144 Main Street, Mt. Kisco, NY 10549.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chiyuan Deng(3)	185,852,733	8.1%	100,000	100%
All Directors and Executive Officers as a Group (1 person)	185,852,733	8.1%	100,000	100%
5% Holders
None			—	—

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 2,281,266,321 shares of common stock issued and outstanding, and 100,000 shares of Series A Preferred Stock issued and outstanding, as of November 20, 2024.

(3)	Includes 182,252,733 shares held in his name, 2,100,000 shares held in Zestv Features Ltd in which he has voting and disposition authority, 1,400,000 shares held in Bonus Media Investment Limited in which he has voting and disposition authority, and 100,000 shares which may be acquired from converting 100,000 Series A shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, and the related party transactions disclosed in Note 12 of the Company’s consolidated financial statements for the years ended August 31, 2024, for the past two fiscal years there have not been, and there is not currently proposed, any other transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

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

For the year ended August 31, 2024, Chiyuan Deng has further loaned a total of $794,865   for its working capital needs. The loan is non-interest bearing and due on demand. As of August 31, 2024, the Company has repaid $971,365. The Company has recognized an imputed interest at 5% per annum of the balances as of the years ended August 31, 2024 and 2023. As of August 31, 2024 and 2023, the Company had loan from Chiyuan Deng balance of $193,174   and $748,285.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. Chiyuan Deng has repaid $6,388 on behalf of the Company during the year ended August 31, 2024. As of August 31, 2024, the related party balance to Youall Perform Services Ltd was $nil.

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

The Company also rented an office space from Zestv Studios Limited. The lease was early terminated on August 31, 2023 (See Note 6).   For the years ended August 31, 2024 and 2023, the Company incurred related party office rent expense of $nil and $66,048 respectively.

On August 5, 2024, the Company has entered into an agreement with Zestv Studios Limited to license its offline broadcast rights of 1 movie for $105,000.   The granted offline broadcast rights are globally exclusive, with the exception of Mainland China and United States.

During the year ended August 31, 2024, Zestv Studios Limited has settled operating expenses of $154,942 on behalf of the Company. The amount paid by Zestv Studios Limited was fully settled as of August 31, 2024.

As of August 31, 2024 and 2023, the Company had $nil payable to Zestv Studios Limited.

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

For the year ended August 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer. The Company incurred $nil for Chief Financial Officer and Chief Investment Officer.

For the year ended August 31, 2023, the Company incurred total compensation of $198,113 for Chief Executive Officer and Chief Financial Officer. The Company also incurred total compensation of $32,446 for Chief Investment Officer.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	Prager Metis CPAs: $180,000	$0	$0	$0
2024	Prager Metis CPAs: $171,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

3.5	Certificate of Amendment, dated October 11, 2022	S-1	3.5	6/26/24

3.6	Certificate of Designation Series A Preferred	8-K	3.1	9/11/20

3.7	Certificate of Withdrawal of Designation for Series B Preferred	8-K	3.3	12/1/23

3.8	Certificate of Withdrawal of Designation for Series C Preferred	8-K	3.1	12/1/23

3.9	Certificate of Withdrawal of Designation for Series D Preferred	8-K	3.2	12/1/23

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

4.13	Convertible Promissory Note	8-K	4.1	8/24/2020

4.14	Convertible Promissory Note	8-K	4.1	9/4/20

4.15	Convertible Promissory Note	8-K	4.2	9/4/20

4.16	Convertible Promissory Note	8-K	4.1	10/15/20

4.17	Common Stock Purchase Warrant	8-K	4.1	8/2/22

4.18	Common Stock Purchase Warrant	8-K	4.1	6/13/24

10.1	Patent License Agreement	8-K	10.1	6/6/17

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.1	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Securities Purchase Agreement	8-K	10.1	8/24/20

10.17	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.18	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.19	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

10.20	Securities Purchase Agreement	8-K	10.1	9/4/20

10.21	Securities Purchase Agreement	8-K	10.2	9/4/20

10.22	Securities Purchase Agreement	8-K	10.1	10/15/20

10.23	Securities Purchase Agreement	8-K	10.1	10/20/20

10.24	Termination and Release Agreement	8-K	10.1	11/25/20

10.25	Termination and Release Agreement	8-K	10.1	12/1/20

10.26	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/29/21

10.27	Employment Agreement	8-K	10.1	2/24/21

10.28	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/2/21

10.29	Series C Preferred Stock Purchase Agreement	8-K	10.1	11/3/21

10.30	Lease Agreement	8-K	10.1	11/2/21

10.31	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/13/21

10.32	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/28/22

10.33	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/21/22

10.34	Amendment to Employment Agreement	8-K	10.1	5/24/22

10.35	Series C Preferred Stock Purchase Agreement	8-K	10.1	6/17/22

10.36	Series C Preferred Stock Purchase Agreement	8-K	10.1	8/1/22

10.37	Common Stock Purchase Agreement	8-K	10.1	8/2/22

10.38	Form of Repurchase Agreement	8-K	10.1	1/29/24

10.39	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/15/22

10.40	Common Stock Purchase Agreement	8-K	10.1	6/13/24

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

AB International Group Corp.

DATE	SIGNATURE	TITLE

November 26, 2024	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

November 26, 2024	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

