Form 10-Q
period 2024-11-30
AB INTERNATIONAL GROUP CORP.
filed 2025-01-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2024
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

Securities registered pursuant to Section 12(b) of the Act: None.

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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 2,281,266,321 common shares as of January 13, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2024 and August 31, 2024 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended November 30, 2024 and 2023 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 30, 2024 and 2023 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended November 30, 2024 and 2023 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2024	2024

ASSETS
Current Assets
Cash and cash equivalents	$266,726	$64,430
Accounts receivable	226,211	624,572
Total Current Assets	492,937	689,002

Property and equipment, net	3,898	4,375
Right of use operating lease assets, net	443,799	494,506
Intangible assets, net	296,318	370,924
Purchase deposits for intangible assets, non-current	940,123	745,123
Security deposit	45,240	45,240
TOTAL ASSETS	$2,222,315	$2,349,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$51,609	$30,945
Loan from related party	154,361	193,174
Current portion of obligations under operating leases	248,871	247,266
Deferred revenue	57,000	57,000
Total Current Liabilities	511,841	528,385

Obligations under operating leases, non-current	298,310	360,883
Total Liabilities	810,151	889,268

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of November 30, 2024 and August 31, 2024, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 2,281,266,321 and 2,281,266,321 shares issued and outstanding, as of November 30, 2024 and August 31, 2024, respectively	2,281,266	2,281,266
Additional paid-in capital	11,026,501	11,024,203
Accumulated deficit	(11,895,703)	(11,845,667)
Total Stockholders’ Equity	1,412,164	1,459,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,222,315	$2,349,170

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	November 30,
	2024	2023

REVENUE
License	$171,000	$57,000
Copyrights sales	377,200	657,288
Theatre admissions, advertising and food and beverage sales	78,150	87,459
Total revenue	626,350	801,747

OPERATING COSTS AND EXPENSES
Amortization expenses	(154,722)	(511,809)
Costs of copyrights sold	(279,884)	—
Theatre operating costs	(44,960)	(41,355)
General and administrative expenses	(199,525)	(261,692)
Related party salary and wages	—	(15,049)
Total Operating Costs And Expenses	(679,091)	(829,905)

Loss From Operations	(52,741)	(28,158)

OTHER INCOME
Interest income	—	637
Interest expense – related party	(2,298)	(13,879)
Other income	5,003	85,000
Total Other Income	2,705	71,758

(Loss) Income Before Income Tax Benefit	(50,036)	43,600

Income tax benefit	—	—
NET (LOSS) INCOME	$(50,036)	$43,600

NET (LOSS) INCOME PER SHARE: BASIC	$0.00	$0.00
NET (LOSS) INCOME PER SHARE: DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	2,281,266,321	1,988,356,325
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	2,281,266,321	2,008,456,325

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity

Balance - August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$890,988
Issuance of restricted common shares to officer for service	225,000,000	225,000	—	—	(180,000)	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—
Imputed Interest	—	—	—	—	13,879	—	13,879
Net income	—	—	—	—	—	43,600	43,600
Balance – November 30, 2023	2,566,965,321	$2,566,965	120,000	$120	$10,770,780	$(12,344,398)	$993,467

Balance – August 31, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,024,203	$(11,845,667)	$1,459,902
Imputed Interest	—	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	—	(50,036)	(50,036)
Balance – November 30, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,026,501	$(11,895,703)	$1,412,164

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(50,036)	$43,600
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation of fixed asset	477	1,108
Amortization of intangible asset	154,722	511,809
Gain from sales of software in progress	—	(85,000)
Costs of copyrights sold	279,884	—
Imputed interest on officer loan	2,298	13,879
Non-cash lease expense	(10,261)	8,584
Changes in operating assets and liabilities:
Accounts receivable	398,361	(57,000)
Rent security & electricity deposit	—	(766)
Purchase deposits paid	(195,000)	—
Purchase of movie and TV series broadcast right and copyright	(360,000)	(695,789)
Accounts payable and accrued liabilities	20,664	223,585
Net cash provided by (used in) operating activities	241,109	(35,990)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) loan from related party	(38,813)	179,981
Net cash (used in) provided by financing activities	(38,813)	179,981

Net increase in cash and cash equivalents	202,296	143,991
Cash and cash equivalents – beginning of period	64,430	117,096
Cash and cash equivalents – end of period	$266,726	$261,087

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$—	$45,000
Net off purchase deposit with loan from related parties for sales of software	$—	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of AB International Group Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2024, is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024.

The unaudited consolidated financial statements as of and for the three months ended November 30, 2024 and 2023, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended November 30, 2024 and 2023 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts Receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three months ended November 30, 2024 and 2023, respectively.

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

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies and TV shows,  etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three months ended November 30, 2024 and 2023, respectively.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three months ended November 30, 2024 and 2023, respectively.

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

The Company derives its revenues primarily from six sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service; (5) advertising services in movie theatre.

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

 AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Contract Assets and Liabilities (continued)

As of November 30, 2024 and August 31, 2024, other than deferred revenue and accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

Disaggregation of revenue

The Company disaggregates its revenue from contracts by revenue streams, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The following table presents sales by revenue streams for the three months ended November 30, 2024 and 2023, respectively:

	Three months ended
	November 30, 2024	November 30, 2023
Copyrights sales	$283,000	$531,800
Embedded marketing service	94,200	125,488
NFT licenses	171,000	57,000
Theatre admissions	49,501	57,824
Food and beverage sales	23,934	29,635
Advertisement	4,715	—
Total revenue	$626,350	$801,747

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

No liabilities measured at fair value on a recurring basis as of November 30, 2024 and August 31, 2024.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of November 30, 2024, the total number of warrants outstanding was 1,993,304,434 (See Note 9). No warrants were included in the diluted earnings per share as they would be anti-dilutive. No preferred stocks were included in the diluted earnings per share as they would be anti-dilutive.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)”, which improves the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses. The amendments in this accounting standard update will become effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption.

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

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of November 30, 2024, the Company had an accumulated deficit of approximately $12 million and a working capital deficit of $18,904. For the three months ended November 30, 2024, the Company incurred a net loss of $50,036. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

The depreciation expense was $477 and $1,108 for the three months ended November 30, 2024 and 2023, respectively.

As of November 30, 2024 and August 31, 2024, the balance of property and equipment was as follows:

	November 30, 2024	August 31, 2024
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(168,380)	(167,903)
Property and equipment, net	$3,898	$4,375

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

As of November 30, 2024 and August 31, 2024, the balance of intangible assets was as follows:

	November 30, 2024	August 31, 2024
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	300,000
Movie copyrights - Nice to meet you	300,000	300,000
Movie copyrights – 6 movies	485,590	506,533
TV drama copyright - 20 episodes	295,000	295,000
Movie broadcast rights – 59 movies	2,439,840	2,439,840
Movie copyrights – Amazing data 2	90,000	—
NFT MMM platform	280,000	280,000
Total cost	9,594,388	9,525,331
Accumulated amortization	(9,298,070)	(9,154,407)
Intangible assets, net	$296,318	$370,924

The amortization expense for the three months ended November 30, 2024 and 2023 was $154,722 and $511,809, respectively. Estimated future amortization expense is as follows:

Twelve months ending November 30,	Amortization expense
2025	$256,373
2026	39,945
Total	$296,318

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: starestnet.io.  For the three months ended November 30, 2024 and 2023, the Company recognized license revenue of $171,000 and $57,000, respectively.

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

On September 30, 2024, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of 2 movies for $55,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China.

On September 30, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights and broadcast rights for 1 movie for a price of $360,000. These copyrights allow the Company to broadcast these movies globally.

On October 21, 2024, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of the movie for $228,000. The granted broadcast rights are Mainland China exclusive.

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

On January 31, 2024, the end of the first two years of rental period, the landlord agreed to continue to receive $14,366 from February to November 2024. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the three months ended November 30, 2024 and 2023 was $32,839 and $52,449, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

 AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LEASES (continued)

The following is a schedule of maturities of lease liabilities:

Twelve months ending November 30,
2025	$251,748
2026	256,642
2027	42,910
Total future minimum lease payments	551,300
Less: imputed interest	(4,119)
Total	$547,181

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	November 30, 2024	August 31, 2024

Purchase deposit for copyright and broadcast right for movies and series	940,123	745,123
Total purchase deposits for intangible assets	$940,123	$745,123

On February 23, 2024, the Company entered into an agreement to acquire the copyright and broadcast right of a movie. As of November 30, 2024 and August 31, 2024, the purchase deposit was $300,000 in total.

On June 5, 2024, the Company entered into an agreement to acquire the copyright and broadcast right of a TV drama series. As of August 30, 2024, the Company has paid a purchase deposit of $155,123. For the three months ended November 30, 2024, the Company has paid an additional purchase deposit of $155,000. As of November 30, 2024, the purchase deposit was $310,123 in total.

On August 13, 2024, the Company entered into an agreement to acquire the copyright and broadcast right of two movies. As of November 30, 2024 and August 30, 2024, the purchase deposit was $290,000 in total.

On October 18, 2024, the Company entered into an agreement to acquire the copyright and broadcast right of a TV drama series. As of November 30, 2024, the Company has paid a purchase deposit of $40,000.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Loan from related party

In support of the Company’s efforts and cash requirements, it may rely on advances from stockholders until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. On June 1, 2023, Chiyuan Deng, the Chief Executive Officer, as the Company stockholder, entered into a line of credit agreement with the Company. Chiyuan Deng agreed to provide a line of credit to the Company for a total amount of no more than $1,500,000, including the previous loan balance of $697,281. The amount under this line of credit is non-interest bearing and due on demand starting from June 1, 2023.

For the three months ended November 30, 2024, Chiyuan Deng has further loaned a total of $16,832 for its working capital needs. As of November 30, 2024, the Company has repaid $55,645. The loan is non-interest bearing and due on demand. The Company has recognized an imputed interest at 5% per annum of the balances as of August 31, 2024 and November 30, 2024. As of November 30, 2024 and August 31, 2024, the Company had loan from Chiyuan Deng balance of $154,361 and $193,174, respectively.

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and ended on December 31, 2022. The contract amount remains at $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. Chiyuan Deng has repaid $6,388 on behalf of the Company during the year ended August 31, 2024. As of November 30, 2024 and August 31, 2024, the related party balance to Youall Perform Services Ltd was $0.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities – related party - Zestv Studios Limited

On November 28, 2023, the Company sold the software-in-progress of $300,000 to the Developer for $385,000. Zestv Studios Limited collected the payment on behalf of the Company. The payment of $385,000 reduced the loan from related party   as of November 30, 2023. The Company recognized the gain on the sales of software of $85,000 as other income as of November 30, 2023.

As of November 30, 2024 and August 31, 2024, the Company had $0 payable to Zestv Studios Limited.

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

During the three months ended November 30, 2024, the Company incurred total compensation of $0 for the Chief Executive Officer. During the three months ended November 30, 2023, the Company incurred total compensation of $15,049 for its Chief Executive Officer.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had no activities for the three months ended November 30, 2024.

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

Conversion of Series C preferred shares to common shares

During the three months ended November 30, 2023, the Company issued a total of 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

As of November 30, 2024 and August 31, 2024, the Company had 2,281,266,321 and 2,281,266,321 common shares issued and outstanding, respectively.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Warrants

In consideration for the Common Stock Purchase Agreement signed with Alumni on June 13, 2024, the Company issued to Alumni Capital a Common Stock Purchase Warrant dated June 13, 2024 to purchase 1,943,304,434 shares of Common Stock, representing (50%) of the commitment amount of $5 million, at an exercise price of $0.00129 per share, subject to adjustments, and ending on the 5 years anniversary of the issuance date. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of June 13, 2024. The exercise price is subject to change based on a change in the number of our outstanding shares. The aggregated fair value of the warrants was $970,945. The fair value has been estimated using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0005; risk free rate of 4.24%; expected term of 5 years; exercise price of $0.0013; volatility of 310.94%; and expected future dividends of $0.

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to its own shares. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. As of November 30, 2024, 1,993,304,434 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 4.49 years.

A summary of the status of the Company’s warrants as of November 30, 2024 and August 31, 2024 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the year	1,943,304,434	—
Warrants as of August 31, 2024	1,993,304,434	—
Warrants granted during the three months	—	—
Exercisable as of November 30, 2024	1,993,304,434	—

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Preferred shares

The Company had no activities for the three months ended November 30, 2024.

The Company had the following activities for the three months ended November 30, 2023:

During the three months ended November 30, 2023, the Company converted a total of 174,421 Series C preferred shares into common shares.

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

As of November 30, 2024 and August 31, 2024, the components of net deferred tax assets, including a valuation allowance, were as follows:

	November 30, 2024	August 31, 2024
Deferred tax asset attributable to:
Net operating loss carry over	$1,973,831	$1,963,323
Less: valuation allowance	(1,973,831)	(1,963,323)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,973,831 and $ 1,963,323 as of November 30, 2024 and August 31, 2024, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2024 and August 31, 2024.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2024 and 2023, respectively:

	Three months ended
	November 30,
	2024	2023
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the three months ended November 30, 2024, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax for the three months ended November 30, 2024.

During the three months ended November 30, 2023, the Company and its subsidiaries generated net income. As a result, the Company and its subsidiaries utilized the tax losses for the three months ended November 30, 2023.

NOTE 11 – CONCENTRATION RISK

Concentration

For the three months ended November 30, 2024 and 2023, 64% and 15% of the total revenue were generated from two customers, respectively. For the three months ended November 30, 2023, 49% of the total revenue was generated from one customer.

As of November 30, 2024, 76% and 16% of the Company’s accounts receivable balance was receivable from two customers, respectively. As of August 31, 2024, 96% of the Company’s accounts receivable balance was receivable from one customer.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In the US, the insurance coverage of each bank is $250,000. As of November 30, 2024 and August 31, 2024, cash balance of $266,726 and $64,430, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

Operating leases

The Company has one lease agreement to rent a movie theatre with third-party vendor as of November 30, 2024. (See Note 6)

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

The following table presents summary information by segment for the three months ended November 30, 2024 and 2023, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	November 30,		November 30,		November 30,
	2024	2023	2024	2023	2024	2023
Revenue	$548,200	$714,288	$78,150	$87,459	$626,350	$801,747
Costs of copyrights sold	279,884	—	—	—	279,884	—
Theatre operating costs	—	—	44,960	41,355	44,960	41,355
Depreciation and Amortization	155,199	512,917	—	—	155,199	512,917
Interest expense	2,298	13,242	—	—	2,298	13,242
Segment assets	1,936,419	2,632,394	285,896	23,969	2,222,315	2,656,363
Segment income (loss)	$1,154	$(16,144)	$(51,190)	$59,744	$(50,036)	$43,600

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed events and transactions that occurred subsequent to November 30, 2024 through the date these financial statements were issued and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Other factors, which could have a material adverse effect on our operations and future prospects on a consolidated basis, include but are not limited to:

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	the uncertainty of profitability based upon our history of losses;
•	legislative or regulatory changes;
•	risks related to our operations and uncertainties related to our business plan and business strategy;
•	changes in economic conditions;
•	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
•	competition; and
•	cybersecurity concerns.

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

Overview

We are an intellectual property (IP) and movie investment and licensing firm, focused on acquisitions and development of various intellectual property, including the acquisition and distribution of movies and TV shows.

In addition to licensing and selling rights to movies and TV shows, we are also engaged in licensing our NFT MMM platform and providing technical service; running our physical movie theater in New York; and providing marketing and consulting services in the media industry.

On April 22, 2020, we announced the first phase development of our video streaming service. The online service will be marketed and distributed internationally under the brand name ABQQ.tv. Our team sources dramas and films to provide video streaming service on ABQQ.tv. Our video streaming website (www.ABQQ.tv) was officially launched on December 29, 2020, and management has been sourcing dramas and films to provide video streaming service on ABQQ.tv.

As of November 30, 2024, we have acquired 74 movie copyrights and broadcast rights and a 75-episode TV drama and sitcom. We plan to continue marketing and promoting ABQQ.tv through Google Ads to acquire additional broadcast rights for movies and TV series and plan to charge subscription fees once we have obtained at least 200 broadcast rights of movies and TV programs.

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

On May 5, 2022, we incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating the Mt. Kisco Theatre. The theatre started operations in October 2022. We still intend to follow the strategy of having both an online presence and physical locations for movies and other media. We expect to generate increased revenue from our movie theater business line in the coming years.

On April 27, 2022, we purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named the NFT MMM from Stareastnet Portal Limited, an unrelated party, which included an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io.

NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow access of NFTMM platform and platform data on both our app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, we also charged a one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, we continued licensing the NFT MM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM” on Google Play, and the website: stareastnet.io.

The information on or accessible through our websites is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website addresses in this Quarterly Report on Form 10-Q is only for reference. We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2024 and 2023 was $626,350 and $801,747, respectively.

The revenue for the three months ended November 30, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. On the other hand, for the three months ended November 30, 2023, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, fees charged for embedded marketing service as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. The decrease in revenue was mainly due to the decrease in sales of copyrights and broadcast rights during the three months ended November 30, 2024 as compared to the three months ended November 30, 2023.

Operation of our movie theatre started in October of 2022. For the three months ended November 30, 2024, we generated total revenue of $78,150, including $49,501 from ticket sales, and $23,934 from food and beverage sales and $4,715 from advertisement. For the three months ended November 30, 2023, we generated total revenue of $87,459, including $57,824 from ticket sales, and $29,635 from food and beverage sales. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2023.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, achieving enough customers to start subscriptions for ABQQ.tv and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York. We also hope to generate more license revenue from our NFT MMM platform.

Operating Costs and Expenses

Operating costs and expenses were $679,091 for the three months ended November 30, 2024, as compared to $829,905 for the three months ended November 30, 2023. Our operating costs and expenses for the three months ended November 30, 2024 consisted of theatre operating costs of $44,960, amortization expenses of $154,722, costs of copyrights sold of $279,884 and general and administrative expenses of $199,525. In contrast, our operating costs and expenses for the three months ended November 30, 2023 consisted of theatre operating costs of $41,355, amortization expenses of $511,809, general and administrative expenses of $261,692 and related party salary and wages of $15,049.

The theatre operating costs were comparable for the three months ended November 30, 2024 and 2023. The theatre operating costs increased to $44,960 for the three months ended November 30, 2024 from $41,355 for the three months ended November 30, 2023, mainly due to the increase in movie exhibition costs.

We experienced a decrease in amortization expenses for the three months ended November 30, 2024 as compared to the corresponding period in 2023, mainly due to more fully amortized intangible assets for the three months ended November 30, 2024.

The costs of copyrights sold represented the remaining costs of the 2 globally exclusive offline copyrights , with the exception of mainland China and 1 Mainland China exclusive broadcast rights when they were sold.

We experienced a decrease in general and administrative expenses for the three months ended November 30, 2024 as compared to the corresponding period in 2023, mainly as a result of decreased non-related party salaries, lease expenses, and cleaning expenses for the three months ended November 30, 2024 in contrast to the corresponding period in 2023.

We experienced a decrease in related party salary and wages for the three months ended November 30, 2024 as compared to corresponding period in 2023. During the three months ended November 30, 2024, the Company incurred total compensation of $nil for the Chief Executive Officer. During the three months ended November 30, 2023, the Company incurred total compensation of $15,049 for Chief Executive Officer.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2025 at various levels of operation.

Other Income

We had other income of $2,705 for the three months ended November 30, 2024, as compared with other income of $71,758 for the corresponding period in 2023. Our other income for the three months ended November 30, 2024 was the net amount of the other income generated from the advertising agency services and the interest expense – related party. Our other income for the corresponding period in 2023 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party.

Net Loss/ Net Income

We incurred a net loss in the amount of $50,036 for the three months ended November 30, 2024, as compared with a net income of $43,600 for the three months ended November 30, 2023.

Liquidity and Capital Resources

As of November 30, 2024, we had $492,937 in current assets consisting of cash and accounts receivable. Our total current liabilities as of November 30, 2024 were $511,841. As a result, we have a working capital deficit of $18,904 as of November 30, 2024 as compared with $160,617 as of August 31, 2024.

Operating activities generated $241,109 in cash for the three months ended November 30, 2024, as compared with $35,990 used in cash for the three months ended November 30, 2023.

Our positive operating cash flow for the three months ended November 30, 2024 was mainly the result of our net loss combined with the operating changes in the purchase of movie and TV series broadcast right and copyright, and purchase deposit, offset by the amortization of intangible assets, sales of copyrights, the decrease in accounts receivable, and the increase in accounts payable and accrued liabilities.

Our negative operating cash flow for the three months ended November 30, 2023 was mainly the result of cash used in the purchase of movie broadcast right and copyright, offset by our net income combined with the amortization of intangible assets, and the increase in accounts payable.

Investing activities was $Nil for the three months ended November 30, 2024 and 2023, respectively.

Financing activities used $38,813 for the three months ended November 30, 2024, as compared with $179,981 provided by financing activities for the three months ended November 30, 2023. Our negative financing cash flow for the three months ended November 30, 2024 was due to the settlement of loans due to a related party. Our positive financing cash flow for the three months ended November 30, 2023 was due to the loans from related party.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of November 30, 2024, the Company had an accumulated deficit of approximately $12 million and a working capital deficit of $18,904. For the three months ended November 30, 2024, the Company incurred a net loss of $50,036. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Off Balance Sheet Arrangements

As of November 30, 2024, there were no off-balance sheet arrangements.

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

The Company derives its revenues primarily from six sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service; (5) advertising services in movie theatre.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended August 31, 2024, filed with the SEC on November 26, 2024. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 formatted in Extensible Business Reporting Language (XBRL).

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
January 14, 2025

