Form 10-Q
period 2025-02-28
AB INTERNATIONAL GROUP CORP.
filed 2025-04-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2025
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 6,281,266,321common shares as of April 14, 2025.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2025 and August 31, 2024 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended February 28, 2025 and 2024 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended February 28, 2025 and 2024 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended February 28, 2025 and 2024 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$135,873	$64,430
Prepaid expenses	5,583	—
Accounts receivable	8,537	624,572
Total Current Assets	149,993	689,002

Property and equipment, net	3,423	4,375
Right of use operating lease assets, net	392,990	494,506
Intangible assets, net	976,231	370,924
Purchase deposits for intangible assets, non-current	1,350,644	745,123
Security deposit	45,240	45,240
TOTAL ASSETS	$2,918,521	$2,349,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$193,847	$30,945
Loan from related party	310,589	193,174
Current portion of obligations under operating leases	250,490	247,266
Deferred revenue	—	57,000
Total Current Liabilities	754,926	528,385

Obligations under operating leases, non-current	235,225	360,883
TOTAL LIABILITIES	990,151	889,268

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of February 28, 2025 and August 31, 2024, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,281,266,321 and 2,281,266,321 shares issued and outstanding, as of February 28, 2025 and August 31, 2024, respectively	4,281,266	2,281,266
Additional paid-in capital	9,327,776	11,024,203
Accumulated deficit	(11,680,772)	(11,845,667)
Total Stockholders’ Equity	1,928,370	1,459,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,918,521	$2,349,170

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28, February 29,		February 28, February 29,
	2025	2024	2025	2024

REVENUE
License – related party	$285,000	$228,000	$114,000	$171,001
Copyrights sales	709,028	657,289	559,828	—
Copyrights sales – related party	528,000	—	300,000	—
Theatre admissions and food and beverage sales	162,865	199,364	84,715	111,905
Consulting services	—	102,347	—	102,347
Total revenue	1,684,893	1,187,000	1,058,543	385,253

OPERATING COSTS AND EXPENSES
Amortization expenses	(254,766)	(1,072,483)	(100,044)	(560,674)
Cost of copyrights sold	(730,050)	—	(450,166)	—
Theatre operating costs	(92,603)	(104,081)	(47,643)	(62,726)
General and administrative expenses	(347,492)	(511,616)	(147,967)	(249,924)
Related party salary and wages	(99,000)	(15,049)	(99,000)	—
Total Operating Costs And Expenses	(1,523,911)	(1,703,229)	(844,820)	(873,324)

Income (Loss) From Operations	160,982	(516,229)	213,723	(488,071)

OTHER INCOME
Interest income	—	694	—	57
Interest expense – related party	(3,573)	(20,784)	(1,275)	(6,905)
Other income	7,486	85,000	2,483	—
Total Other Income	3,913	64,910	1,208	(6,848)

Income (Loss) Before Income Tax Benefit	164,895	(451,319)	214,931	(494,919)

Income tax provision	—	—	—	—
NET INCOME (LOSS)	$164,895	$(451,319)	$214,931	$(494,919)

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.00)	$0.00	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	2,369,664,111	2,245,380,603	2,459,044,099	2,502,404,882
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	2,369,764,111	2,245,380,603	2,459,144,099	2,502,404,882

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity

Balance – November 30, 2023	2,566,965,321	$2,566,965	120,000	$120	$10,770,780	$(12,344,398)	$993,467
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—
Imputed Interest	—	—	—	—	6,904	—	6,904
Net loss	—	—	—	—	—	(494,919)	(494,919)
Balance – February 29, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,012,704	$(12,839,317)	$505,452

Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$890,988
Issuance of restricted common shares to officer for service	225,000,000	225,000	—	—	(180,000)	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—
Imputed Interest	—	—	—	—	20,783	—	20,783
Net loss	—	—	—	—	—	(451,319)	(451,319)
Balance – February 29, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,012,704	$(12,839,317)	$505,452

Balance – November 30, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,026,501	$(11,895,703)	$1,412,164
Issuance of Common shares	2,000,000,000	2,000,000	—	—	(1,700,000)	—	300,000
Imputed Interest	—	—	—	—	1,275	—	1,275
Net income	—	—	—	—	—	214,931	214,931
Balance – February 28, 2025	4,281,266,321	$4,281,266	100,000	$100	$9,327,776	$(11,680,772)	$1,928,370

Balance – August 31, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,024,203	$(11,845,667)	$1,459,902
Issuance of Common shares	2,000,000,000	2,000,000	—	—	(1,700,000)	—	300,000
Imputed Interest	—	—	—	—	3,573	—	3,573
Net income	—	—	—	—	—	164,895	164,895
Balance – February 28, 2025	4,281,266,321	$4,281,266	100,000	$100	$9,327,776	$(11,680,772)	1,928,370

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$164,895	$(451,319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed asset	952	2,216
Amortization of intangible asset	254,766	1,072,482
Gain from sales of software in progress	—	(85,000)
Costs of copyrights sold	730,050	—
Imputed interest on officer loan	3,573	20,783
Non-cash lease expense	(20,918)	10,886
Changes in operating assets and liabilities:
Accounts receivable	616,035	—
Prepaid expenses	(5,583)	(30,000)
Rent security & electricity deposit	—	(766)
Purchase deposits paid	(1,755,094)	—
Purchase of movie and TV series broadcast right and copyright	(440,550)	(695,789)
Accounts payable and accrued liabilities	162,902	34,210
Deferred revenue	(57,000)	82,600
Net cash used in operating activities	(345,972)	(39,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party loan	117,415	(43,734)
Proceeds from common stock issuances	300,000	—
Net cash-provided by (used in) financing activities	417,415	(43,734)

Net increase (decrease) in cash and cash equivalents	71,443	(83,431)
Cash and cash equivalents – beginning of period	64,430	117,096
Cash and cash equivalents – end of period	$135,873	$33,665

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$—	$45,000
Net off purchase deposit with loan from related parties for sales of software	$—	$300,000
Transfer from purchase deposit to intangible assets	$1,149,573	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business

AB International Group Corp. (the “Company”) was incorporated under the laws of the State of Nevada on July 29, 2013. The Company is an Intellectual Property (IP) investment and licensing company. The Company, through its subsidiaries, is primarily engaged in the acquisition and distribution of movies, TV shows and music.

On January 27, 2025, the Company sold its proprietary broadcasting platform (ABQQ.tv). Subsequently, the Company entered into an arrangement with a third-party platform to broadcast its film and TV drama copyrights in March 2025. The Company continues to engage in the sale and purchase of film and drama copyrights as one of the revenue-generating activities.

Basis of presentation

The accompanying unaudited consolidated financial statements of AB International Group Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2024 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2024.

The unaudited consolidated financial statements as of and for the three and six months ended February 28, 2025 and February 29, 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended February 28, 2025 and February 29, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and six months ended February 28, 2025 and February 29, 2024.

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

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies and TV shows, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three and six months ended February 28, 2025 and February 29, 2024.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and six months ended February 28, 2025 and February 29, 2024.

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

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are recognized for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs.

As of February 28, 2025, the Company had no material accounts receivable, contract assets, contract liabilities, deferred contract costs or deferred revenue recorded on its consolidated balance sheets.

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

The following table presents sales by revenue streams for the three and six months ended February 28, 2025 and February 29, 2024, respectively:

	Three months ended
	February 28, 2025	February 29, 2024
Copyrights sales	$575,000	$—
Embedded marketing service	284,828	—
Consulting services	—	102,347
NFT licenses	114,000	171,001
Theatre admissions	56,103	77,518
Food and beverage sales	22,703	34,387
Advertisement	5,909	—
Total revenue	$1,058,543	$385,253

	Six months ended
	February 28, 2025	February 29, 2024
Copyrights sales	$858,000	$531,800
Embedded marketing service	379,028	125,489
Consulting services	—	102,347
NFT licenses	285,000	228,000
Theatre admissions	105,604	135,342
Food and beverage sales	46,637	64,022
Advertisement	10,624	—
Total revenue	$1,684,893	$1,187,000

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

No liabilities measured at fair value on a recurring basis as of February 28, 2025 and August 31, 2024.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of February 28, 2025, the total number of warrants outstanding was 1,993,304,434 (See Note 9). No warrants were included in the diluted earnings per share as they would be anti-dilutive. Preferred stocks were included in the diluted earnings per share as they would be dilutive.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Prior period amounts of revenue from copyrights and license have been separately presented in the consolidated statements of operations to conform to the current period presentation.

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

As of February 28, 2025, the Company had an accumulated deficit of approximately $11.7 million and a working capital deficit of approximately $0.6 million. For the six months ended February 28, 2025, the Company had negative cash flow of $345,972 from its operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

The depreciation expense was $952 and $2,216 for the six months ended February 28, 2025 and February 29, 2024, respectively.

As of February 28, 2025 and August 31, 2024, the balance of property and equipment was as follows:

	February 28, 2025	August 31, 2024
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(168,855)	(167,903)
Property and equipment, net	$3,423	$4,375

 NOTE 5 – INTANGIBLE ASSETS

As of February 28, 2025 and August 31, 2024, the balance of intangible assets was as follows:

	February 28, 2025	August 31, 2024
Movie copyrights - Love over the world	$853,333	$853,333
Sitcom copyrights - Chujian	640,000	640,000
Movie copyrights - A story as a picture	422,400	422,400
Movie copyrights - Our treasures	936,960	936,960
Movie broadcast right- On the way	256,000	256,000
Movie copyrights - Too simple	1,271,265	1,271,265
Movie copyrights - Confusion	1,024,000	1,024,000
Movie copyrights - Amazing Data	300,000	300,000
Movie copyrights - Nice to meet you	300,000	300,000
Movie copyrights – 6 movies	296,333	506,533
Movie broadcast rights – 59 movies	—	2,439,840
Movie copyrights – Amazing data 2	90,000	—
Movie copyrights – 3 movies	417,500	—
TV drama copyright – 20 episodes	295,000	295,000
TV drama copyright – 20 episodes	310,123	—
TV drama copyright – 10 episodes	120,000	—
NFT MMM platform	280,000	280,000
Total cost	7,812,914	9,525,331
Accumulated amortization	(6,836,683)	(9,154,407)
Intangible assets, net	$976,231	$370,924

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

The amortization expense for the three and six months ended February 28, 2025 was $100,044 and $254,766, respectively. The amortization expense for the three and six months ended February 29, 2024 was $560,674 and $1,072,482 respectively. Estimated future amortization expense is as follows:

Twelve months ending February 28,	Amortization expense
2025	$552,043
2026	424,188
Total	$976,231

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The agreement was terminated on January 31, 2025. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM”, and the website: starestnet.io. For the six months ended February 28, 2025 and February 29, 2024, the Company recognized license revenue of $285,000 and $228,000 respectively (See Note 8).

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

On June 5, 2024, the Company entered into an agreement with Stareastnet Portal Limited to acquire the copyright and broadcast right of 20-episode TV drama for a price of $310,123. The copyright allows the Company to broadcast globally with the exception of Mainland China.

On August 13, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights and broadcast rights of 2 movies for a price of $580,000. These copyrights allow the Company to broadcast these movies globally. On February 12, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China exclusive broadcast rights of one of the movies for $150,000 (See Note 8).

On September 30, 2024, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of 2 movies for $55,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China.

On September 30, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights and broadcast rights for 1 movie for a price of $360,000. These copyrights allow the Company to broadcast these movies globally. On October 21, 2024, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of the movie for $228,000. The granted broadcast rights are Mainland China exclusive (See Note 8).

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

On October 18, 2024, the Company entered into an agreement with Stareastnet Portal Limited to acquire the copyright and broadcast right of 10-episode TV drama for a price of $120,000. The copyright allows the Company to broadcast globally with the exception of Mainland China. As of February 28, 2025, $100,000 of the purchase price had been settled.

On December 12, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyright and broadcast rights for 1 movie for a price of $220,000. The granted online and offline broadcast rights are globally exclusive. As of February 28, 2025, $160,000 of the purchase price had been settled. On February 12, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast right for $40,000. The granted broadcast rights are Mainland China exclusive (See Note 8).

On January 27, 2025, the Company entered into an agreement with Capitalive Holdings Limited to sell the ABQQ.TV website and the copyrights of 59 movies for $275,000. The copyrights are globally exclusive, with the exception of Mainland China.

On February 12, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of 2 movies for $110,000. The granted broadcast rights are Mainland China exclusive (See Note 8).

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

On January 31, 2024, the end of the first two years of rental period, the landlord agreed to continue to receive $14,366 from February 2024 to February 2025. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the six months ended February 28, 2025 and February 29, 2024 was $65,280 and $104,132, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending February 28,
2026	$252,954
2027	236,006
Total future minimum lease payments	488,960
Less: imputed interest	(3,245)
Total	$485,715

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

	February 28, 2025	August 31, 2024

Purchase deposit for copyright and broadcast right for movies and series	$1,350,644	$745,123
Total purchase deposits for intangible assets	$1,350,644	$745,123

On February 23, 2024, the Company entered into an agreement to acquire the copyright and broadcast right of a movie. As of February 28, 2025 and August 31, 2024, the purchase deposit was $300,000 in total. The Company received the movie in March 2025.

On January 2, 2025, the Company entered into an agreement to acquire the copyright and broadcast right of 20 network TV dramas. As of February 28, 2025, the purchase deposit was $42,158 in total.

On January 7, 2025, the Company entered into an agreement to acquire the copyright and broadcast right of 1,151 network TV dramas. As of February 28, 2025, the purchase deposit was $1,008,486 in total.

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

For the six months ended February 28, 2025, Chiyuan Deng has further loaned a total of $784,201 for its working capital needs. As of February 28, 2025, the Company has repaid $666,786. The loan is non-interest bearing and due on demand. The Company has recognized an imputed interest at 5% per annum of the balances as of February 28, 2025 and February 29, 2024. As of February 28, 2025 and August 31, 2024, the Company had loans from Chiyuan Deng with balance of $310,589 and $193,174 respectively.

Share issuance - related party - Anyone Pictures Limited

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 shares of the Company’s common stock with a value of $0.00015 per share for a gross proceed of $300,000. Subsequent to the share issuance, Anyone Pictures Limited owns 46% of total outstanding shares of common stock of the Company.

Revenue and accounts receivable - related party - Anyone Pictures Limited

During the six months ended February 28, 2025, the Company sold the broadcast rights of five movies to Anyone Pictures Limited for total consideration of $528,000. In addition, the Company recognized a license revenue of $285,000 for granting Anyone Pictures Limited access rights to the NFT MMM platform.

As of February 28, 2025, the Company had $0 receivable from Anyone Pictures Limited.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. Chiyuan Deng has repaid $6,388 on behalf of the Company during the year ended August 31, 2024. As of February 28, 2025 and August 31, 2024, the related party balance to Youall Perform Services Ltd was $0.

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

As of February 28, 2025 and August 31, 2024, the Company had $0 payable to Zestv Studios Limited.

Executives’ salaries

On September 11, 2020 and May 24, 2022, the Company entered into two amended employment agreements with Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreements, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares common stock to the Company received under his initial employment agreement. The Chief Executive Officer opted to forgo his salaries effective from October 2023. On February 14, 2025, the Company approved compensation of $99,000 to the Chief Executive Officer for the three months ended February 28, 2025.

During the six months ended February 28, 2025, the Company incurred total compensation of $99,000 for the Chief Executive Officer. During the six months ended February 29, 2024, the Company incurred total compensation of $15,049 for Chief Executive Officer.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the six months ended February 28, 2025:

Issuance of common shares

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 shares of the Company’s common stock with a value of $0.00015 per share for a gross proceed of $300,000 (See Note 8).

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

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to its own shares. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. As of February 28, 2025, 1,993,304,434 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 4.25 years.

A summary of the status of the Company’s warrants as of February 28, 2025 and August 31, 2024 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the year	1,943,304,434	—
Warrants as of August 31, 2024	1,993,304,434	—
Warrants granted during the six months	—	—
Exercisable as of February 28, 2025	1,993,304,434	—

Preferred shares

The Company had no activities for the six months ended February 28, 2025

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

As of February 28, 2025 and August 31, 2024, the components of net deferred tax assets, including a valuation allowance, were as follows:

	February 28, 2025	August 31, 2024
Deferred tax asset attributable to:
Net operating loss carry over	$1,928,695	$1,963,323
Less: valuation allowance	(1,928,695)	(1,963,323)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,928,695 and $1,963,323 as of February 28, 2025 and August 31, 2024, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of February 28, 2025 and August 31, 2024.

Reconciliation between the statutory rate and the effective tax rate is as follows for the six months ended February 28, 2025 and February 29, 2024:

	Six months ended
	February 28,	February 29,
	2025	2024
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the six months ended February 28, 2025, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carried forward, the Company and its subsidiaries did not incur any income tax for the six months ended February 28, 2025.

During the six months ended February 29, 2024, the Company and its subsidiaries generated net losses. As a result, the Company and its subsidiaries did not incur any income tax for the six months ended February 29, 2024.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATION RISK

Concentration

For the six months ended February 28, 2025, 48%, 22% and 20% of the total revenue were generated from three customers, respectively.

For the six months ended February 29, 2024, 35% of the total revenue was generated from one customer.

As of February 28, 2025 and August 31, 2024, 99% and 96% of the Company’s accounts receivable balance was receivable from one customer, respectively.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In the US, the insurance coverage of each bank is $250,000. As of February 28, 2025 and August 31, 2024, cash balance of $135,873 and $64,430, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

Operating leases

The Company has a lease agreement to rent movie theatre with third-party vendors as of February 28, 2025. (See Note 6)

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

The following table presents summary information by segment for the six months ended February 28, 2025 and February 29, 2024, respectively.

	IP Segment		Cinema Segment		Total
	Six months ended		Six months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue	$1,522,028	$987,636	$162,865	$199,364	$1,684,893	$1,187,000
Costs of copyrights sold	730,050	—	—	—	730,050	—
Theatre operating costs	—	—	92,603	104,081	92,603	104,081
Depreciation and Amortization	255,718	1,074,698	—	—	255,718	1,074,698
Interest expense	3,573	20,090	—	—	3,573	20,090
Segment assets	2,768,568	1,756,397	149,953	33,348	2,918,521	1,789,745
Segment income (loss)	$261,460	$(597,319)	$(96,565)	$146,000	$164,895	$(451,319)

The following table presents summary information by segment for the three months ended February 28, 2025 and February 29, 2024, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue	$973,828	$273,348	$84,715	$111,905	$1,058,543	$385,253
Costs of copyrights sold	450,166	—	—	—	450,166	—
Theatre operating costs	—	—	47,643	62,726	47,643	62,726
Depreciation and Amortization	100,519	561,781	—	—	100,519	561,781
Interest expense	1,275	6,848	—	—	1,275	6,848
Segment assets	2,768,568	1,756,397	149,953	33,348	2,918,521	1,789,745
Segment income (loss)	$260,306	$(581,175)	$(45,375)	$86,256	$214,931	$(494,919)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

On March 1, 2025, Anyone Pictures Limited (“APL”), the major shareholder of the Company, has entered into a shareholder line of credit agreement with the Company. APL agreed to provide a line of credit to the Company for a total amount of no more than $2,000,000. The amount under this line of credit is non-interest bearing and due on demand starting from March 1, 2025.

On March 13, 2025, the Company has incorporated AI+ Hubs Corp, a new wholly owned subsidiary pursuant to the Delaware General Corporation law. The new subsidiary is principally engaged in copyrights sales and providing embedded marketing services.

On March 14, 2025, the Company issued 2,000,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Chiyuan Deng, the Chief Executive Officer, as bonus of executives.

The Company have analyzed events and transactions that occurred subsequent to February 28, 2025 through the date these financial statements were issued in accordance with ASC 855-10 and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

On April 22, 2020, we announced the first phase development of our video streaming service. The online service will be marketed and distributed internationally under the brand name ABQQ.tv. Our team sources dramas and films to provide video streaming service on ABQQ.tv. Our video streaming website (www.ABQQ.tv) was officially launched on December 29, 2020, and management has been sourcing dramas and films to provide video streaming service on ABQQ.tv. On January 27, 2025, the ABQQ.tv was sold to a third party. Subsequently, the Company transitioned to utilizing a third-party platform for broadcasting its films and TV dramas starting from March 2025.

As of February 28, 2025, we have acquired 18 movie copyrights and broadcast rights, a 75-episode TV drama and sitcom, a 20-episode and a 10-episode network TV drama. The purchase and sale of films and TV dramas copyrights continue to be one of the revenue streams for the Company.

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

On May 5, 2022, we incorporated AB Cinemas NY, Inc. in New York, NY, for the purpose of operating the Mt. Kisco Theatre. The theatre started operations in October 2022. We still intend to follow the strategy of having the physical locations for movies and other media. We expect to generate increased revenue from our movie theater business line in the coming years.

On April 27, 2022, we purchased a unique Non-Fungible Token (“NFT”) movie and music marketplace, named the NFT MMM from Stareastnet Portal Limited, an unrelated party, which included an APP “NFTMMM” on Google Play, and full right to the website: stareastnet.io.

NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow access of NFTMM platform and platform data on both our app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, we also charged a one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, we continued licensing the NFT MM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The agreement was terminated on January 31, 2025. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM”, and the website: stareastnet.io.

The information on or accessible through our websites is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website addresses in this Quarterly Report on Form 10-Q is only for reference. We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

Results of Operations

Revenues

Our total revenue reported for the three and six months ended February 28, 2025 was $1,058,543 and $1,684,893, respectively. Our total revenue reported for the three and six months ended February 29, 2024 was $385,253 and $1,187,000, respectively.

The revenue for the three and six months ended February 28, 2025, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to the related and third party, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. On the other hand, for the three and six months ended February 29, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, consulting services, fees charged for embedded marketing service as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. The increase in revenue was mainly due to the increase in sales of copyrights and broadcast rights during the three and six months ended February 28, 2025 as compared to the three and six months ended February 29, 2024.

Operation of our movie theatre started in October of 2022. For the six months ended February 28, 2025, we generated total revenue of $162,865, including $105,604 from ticket sales, and $46,637 from food and beverage sales and $10,624 from advertisement. For the six months ended February 29, 2024, we generated total revenue of $199,364, including $135,342 from ticket sales, and $64,022 from food and beverage sales. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2024.

For the three months ended February 28, 2025, we generated total revenue of $84,715, including $56,103 from ticket sales, and $22,703 from food and beverage sales and $5,909 from advertisement. For the three months ended February 29, 2024, we generated total revenue of $111,905, including $77,518 from ticket sales, and $34,387 from food and beverage sales. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2024.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, providing embedded marketing services, broadcasting movies and TV dramas through third-party online platforms and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York.

Operating Costs and Expenses

Operating costs and expenses was $1,523,911 for the six months ended February 28, 2025, as compared to $1,703,229 for the six months ended February 29, 2024. Our operating costs and expenses for the six months ended February 28, 2025 consisted of theatre operating costs of $92,603, amortization expenses of $254,766, costs of copyrights sold of $730,050, general and administrative expenses of $347,492 and related party salary and wages of $99,000. In contrast, our operating costs and expenses for the six months ended February 29, 2024 consisted of theatre operating costs of $104,081, amortization expenses of $1,072,483, general and administrative expenses of $511,616 and related party salary and wages of $15,049.

Operating expenses decreased to $844,820 for the three months ended February 28, 2025 from $873,324 for the three months ended February 29, 2024. Our operating expenses for three months ended February 28, 2025 consisted of theatre operating costs of $47,643, amortization expenses of $100,044, costs of copyrights sold of $450,166, general and administrative expenses of $147,967 and related party salary and wages of $99,000. In contrast, our operating expenses for the three months ended February 29, 2024 consisted of theatre operating costs of $62,726, amortization expenses of $560,674 and general and administrative expenses of $249,924.

We experienced a decrease in theatre operating costs for the six months ended February 28, 2025 as compared to the six months ended February 29, 2024. The decrease was mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in theatre operating costs for the three months ended February 28, 2025 as compared to the six months ended February 29, 2024. The decrease was mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in amortization expenses for the six months ended February 28, 2025 as compared to the corresponding period in 2024, mainly due to more fully amortized intangible assets for the six months ended February 28, 2025.

We experienced a decrease in amortization expenses for the three months ended February 28, 2025 as compared to the corresponding period in 2024, mainly due to more fully amortized intangible assets for the three months ended February 28, 2025.

The costs of copyrights sold represented the remaining costs of the 2 globally exclusive offline copyrights, with the exception of mainland China and 5 Mainland China exclusive broadcast rights when they were sold.

We experienced a decrease in general and administrative expenses for the six months ended February 28, 2025 as compared to the corresponding period in 2024, mainly as a result of decreased non-related party salaries, lease expenses, and cleaning expenses for the six months ended February 28, 2025 in contrast to the corresponding period in 2024.

We experienced a decrease in general and administrative expenses for the three months ended February 28, 2025 as compared to the corresponding period in 2024, mainly as a result of decreased non-related party salaries, lease expenses, and cleaning expenses for the three months ended February 28, 2025 in contrast to the corresponding period in 2024.

We experienced an increase in related party salary and wages for the six months ended February 28, 2025 as compared to corresponding period in 2024, mainly due to the one-off compensation of $99,000 to the Chief Executive Officer. During the six months ended February 29, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer.

We experienced an increase in related party salary and wages for the three months ended February 28, 2025 as compared to corresponding period in 2024, mainly due to the one-off compensation of $99,000 to the Chief Executive Officer. During the three months ended February 29, 2024, the Company incurred total compensation of $nil for the Chief Executive Officer. This is mainly due to the opt out of salary by the Chief Executive Officer since October 2023.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2025 at various levels of operation.

Other Income

We had other income of $3,913 for the six months ended February 28, 2025, as compared with other income of $64,910 for the corresponding period in 2024. Our other income for the six months ended February 28, 2025 was the net amount of the other income, and the interest expense – related party. Our other income for the corresponding period in 2024 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party.

We had other income of $1,208 for the three months ended February 28, 2025, as compared with other loss of $6,848 for the corresponding period in 2024. Our other income for the three months ended February 28, 2025 was the net amount of the other income, and the interest expense – related party. Our other loss for the corresponding period in 2024 was the net amount of the bank interest income, and the interest expense – related party.

Net Loss/ Net Income

We incurred a net income in the amount of $164,895 for the six months ended February 28, 2025, as compared with a net loss of $451,319 for corresponding period in 2024.

We incurred a net income in the amount of $214,931 for the three months ended February 28, 2025, as compared with a net loss of $494,919 for corresponding period in 2024.

Liquidity and Capital Resources

As of February 28, 2025, we had $149,993 in current assets consisting of cash, prepaid expenses and accounts receivable. Our total current liabilities as of February 28, 2025 were $754,926. As a result, we have a working capital deficit of $604,933 as of February 28, 2025 as compared with working capital of $160,617 as of August 31, 2024.

Operating activities used $345,972 in cash for the six months ended February 28, 2025, as compared with $39,697 used in cash for the six months ended February 29, 2024.

Our negative operating cash flow for the six months ended February 28, 2025 was mainly the result of the cash used in the purchase of movie and TV series broadcast right and copyright and purchase deposit and the decrease in deferred revenue, offset by net income combined with the amortization of intangible assets, sales of copyrights, decrease in accounts receivable and the increase in accounts payable and accrued liabilities.

Our negative operating cash flow for the six months ended February 29, 2024 was mainly the result of net loss combined with cash used in the purchase of movie and TV series broadcast right and copyright, offset by the amortization of intangible assets, and the increase in deferred revenue and accounts payable and accrued liabilities.

Investing activities was $Nil for the six months ended February 28, 2025 and February 29, 2024.

Financing activities provided $417,415 for the six months ended February 28, 2025, as compared with $43,734 used in financing activities for the six months ended February 29, 2024. Our positive financing cash flow for the six months ended February 28, 2025 was due to the proceeds from share issuance and the net proceeds from related party loans. Our negative financing cash flow for the six months ended February 29, 2024 was due to the net settlement of loans due to related party.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 28, 2025, the Company had an accumulated deficit of approximately $11.7 million and a working capital deficit of approximately $0.6 million. For the six months ended February 28, 2025, the Company had the net cash used in operating activities was $345,972. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Off Balance Sheet Arrangements

As of February 28, 2025, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 shares of the Company’s common stock with a value of $0.00015 per share for a gross proceed of $300,000.

These securities were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2025 formatted in Extensible Business Reporting Language (XBRL).

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
April 14, 2025

