Form 10-Q
period 2025-05-31
AB INTERNATIONAL GROUP CORP.
filed 2025-07-15
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2025
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 8,031,266,321 common shares as of July 15, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2025 and August 31, 2024 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2025 and 2024 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended May 31, 2025 and 2024 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2025 and 2024 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$95,516	$64,430
Prepaid expenses	10,808	—
Accounts receivable	110,295	624,572
Total Current Assets	216,619	689,002

Property and equipment, net	2,947	4,375
Right of use operating lease assets, net	342,079	494,506
Intangible assets, net	4,626,244	370,924
Purchase deposits for intangible assets, non-current	1,244,603	745,123
Security deposit	45,240	45,240
TOTAL ASSETS	$6,477,732	$2,349,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$13,764	$30,945
Loan from related parties	3,451,024	193,174
Current portion of obligations under operating leases	252,136	247,266
Deferred revenue	—	57,000
Total Current Liabilities	3,716,924	528,385

Obligations under operating leases, non-current	171,214	360,883
Total Liabilities	3,888,138	889,268

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of May 31, 2025 and August 31, 2024, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 8,031,266,321 and 2,281,266,321 shares issued and outstanding, as of May 31, 2025 and August 31, 2024, respectively	8,031,266	2,281,266
Additional paid-in capital	6,364,244	11,024,203
Accumulated deficit	(11,806,016)	(11,845,667)
Total Stockholders’ Equity	2,589,594	1,459,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,477,732	$2,349,170

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

(Unaudited)

	Nine months Ended		Three Months Ended
	May 31, May 31,		May 31, May 31,
	2025	2024	2025	2024

REVENUE
License – related party	$285,000	$399,000	$—	$—
Copyrights sales	2,139,128	647,508	1,430,100	553,019
Copyrights sales – related party	884,000	391,800	356,000	—
Theatre admissions and food and beverage sales	221,954	267,856	59,089	68,492
Consulting services	—	179,147	—	76,800
Total revenue	3,530,082	1,885,311	1,845,189	698,311

OPERATING COSTS AND EXPENSES
Amortization expenses	(849,568)	(1,441,489)	(594,802)	(369,006)
Cost of copyrights sold	(1,510,921)	—	(780,871)	—
Theatre operating costs	(118,598)	(136,397)	(25,995)	(32,316)
General and administrative expenses	(479,789)	(673,182)	(132,297)	(161,566)
Related party salary and wages	(499,000)	(15,049)	(400,000)	—
Total Operating Costs And Expenses	(3,457,876)	(2,266,117)	(1,933,965)	(562,888)

Income (Loss) From Operations	72,206	(380,806)	(88,776)	135,423

OTHER INCOME
Interest income	—	693	—	—
Interest expense – related parties	(40,041)	(25,953)	(36,468)	(5,170)
Other income	7,486	87,781	—	2,781
Total Other Income	(32,555)	62,521	(36,468)	(2,389)

Income (Loss) Before Income Tax Benefit	39,651	(318,285)	(125,244)	133,034

Income tax provision	—	—	—	—
NET INCOME (LOSS)	$39,651	$(318,285)	$(125,244)	$133,034

NET INCOME (LOSS) PER SHARE: BASIC	$0.00	$(0.00)	$(0.00)	$(0.00)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	3,701,595,992	2,274,452,844	6,322,027,191	2,331,965,321
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	3,701,695,992	2,274,452,844	6,322,127,191	2,332,065,321

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity

Balance – February 29, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,012,704	$(12,839,317)	$505,452
Imputed Interest	—	—	—	—	5,170	—	5,170
Net income	—	—	—	—	—	133,034	133,034
Balance at May 31, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,017,874	$(12,706,283)	$643,656

Balance –August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$890,988
Issuance of restricted common shares to officer for service	225,000,000	225,000	—	—	(180,000)	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—
Imputed Interest	—	—	—	—	25,953	—	25,953
Net loss	—	—	—	—	—	(318,285)	(318,285)
Balance at May 31, 2024	2,331,965,321	$2,331,965	100,000	$100	$11,017,874	$(12,706,283)	643,656

Balance – February 28, 2025	4,281,266,321	$4,281,266	100,000	$100	$9,327,776	$(11,680,772)	$1,928,370
Issuance of Common shares for cash	1,750,000,000	1,750,000	—	—	(1,400,000)	—	350,000
Issuance of Common shares for officer bonus	2,000,000,000	2,000,000	—	—	(1,600,000)	—	400,000
Imputed Interest	—	—	—	—	36,468	—	36,468
Net loss	—	—	—	—	—	(125,244)	(125,244)
Balance – May 31, 2025	8,031,266,321	$8,031,266	100,000	$100	$6,364,244	$(11,806,016)	$2,589,594

Balance – August 31, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,024,203	$(11,845,667)	$1,459,902
Issuance of Common shares for cash	3,750,000,000	3,750,000	—	—	(3,100,000)	—	650,000
Issuance of Common shares for officer bonus	2,000,000,000	2,000,000	—	—	(1,600,000)	—	400,000
Imputed Interest	—	—	—	—	40,041	—	40,041
Net income	—	—	—	—	—	39,651	39,651
Balance – May 31, 2025	8,031,266,321	$8,031,266	100,000	$100	$6,364,244	$(11,806,016)	2,589,594

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended
	May 31,	May 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$39,651	$(318,285)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed asset	1,428	3,325
Amortization of intangible asset	849,568	1,441,489
Gain from sales of software in progress	—	(85,000)
Costs of copyrights sold	1,510,921	—
Imputed interest on loan from related parties	40,041	25,953
Non-cash lease expense	(32,372)	626
Executive salaries paid in stock	400,000	—
Changes in operating assets and liabilities:
Accounts receivable	514,277	(254,720)
Prepaid expenses	(10,808)	—
Rent security & electricity deposit	—	(766)
Purchase deposits paid	(6,674,791)	(30,000)
Purchase of movie and TV series broadcast right and copyright	(440,498)	(695,789)
Accounts payable and accrued liabilities	(17,181)	12,505
Deferred revenue	(57,000)	25,600
Net cash (used in) provided by operating activities	(3,876,764)	124,938

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party loan	3,257,850	(76,606)
Proceeds from common stock issuances	650,000	—
Net cash provided by (used in) financing activities	3,907,850	(76,606)

Net increase in cash and cash equivalents	31,086	48,332
Cash and cash equivalents – beginning of period	64,430	117,096
Cash and cash equivalents – end of period	$95,516	$165,428

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$—	$45,000
Net off purchase deposit with loan from related parties for sales of software	$—	$300,000
Transfer from purchase deposit to intangible assets	$6,175,311	$—

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

The Company continues to engage in the sale and purchase of film and drama copyrights as one of its main revenue-generating activities, others include licensing NFT MMM platform and providing technical service, movie theater admissions and food and beverage sales, embedded marketing service, consulting services, advertising services in movie theatre, and broadcasting.

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

The unaudited consolidated financial statements as of and for the three and nine months ended May 31, 2025 and May 31, 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended May 31, 2025 and May 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly owned subsidiaries App Board Limited, AB Cinemas NY, Inc and AI+ Hubs Corp. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable

Accounts receivable is presented at the invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and nine months ended May 31, 2025 and May 31, 2024.

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

Prepayments

Prepayments primarily consist of payments made to acquire the copyrights and distribution rights of movies and TV shows, etc. Prepayments are classified as either current or non-current based on the nature and the terms of the respective agreements. These prepayments are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Prepayments are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three and nine months ended May 31, 2025 and May 31, 2024.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and nine months ended May 31, 2025 and May 31, 2024.

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

The Company derives its revenues primarily from seven sources: (1) selling copyrights of movies or TV shows; (2) licensing NFT MMM platform and providing technical service; (3) movie theater admissions and food and beverage sales; (4) embedded marketing service; (5) consulting services; (6) advertising services in movie theatre; (7) broadcasting.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue from selling copyrights of movies or TV shows:

The Company recognizes revenue when a master copy of movie or TV show is delivered, the IP is authorized and transferred to customers. The Company’s contracts with customers are primarily on a fixed-price basis and do not contain cancelable and refund-type provisions.

Revenue from licensing NFT MMM platform:

The Company derives revenue from NFTMM platform license fees, which includes accessing the NFTMM platform and platform data on both the Company’s app and website. The Company's contract has a two-year term and is non-cancelable and non-refundable. In accordance with ASC 606, a 'right to access' license is recognized over the license period.

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

Revenue from embedded marketing service:

The Company derives revenue from providing the services of embedded marketing through adding advertisements into movies and TV series. The Company recognizes revenue when the advertisement is added to the movies and TV series.

Revenue from consulting services:

The Company derives revenue from providing consulting services in connection with the sales of the software-in-progress and the restructuring of a company – efforts made to prepare such company for an IPO. The consulting service fees are recognized when the services are delivered.

Revenue from advertisement:

The Company derives revenue from playing the advertisements on the theater screen. The Company recognizes revenue when the advertisements are shown on the theater screen.

Revenue from broadcasting:

The Company derives revenue from non-exclusive licensing of its film and online drama content for an online streaming platform. Revenue is recognized based on fixed monthly fees agreed upon at the time of program selection, as invoiced to the licensee.

Contract Assets and Liabilities

Payment terms are established on the Company’s pre-established credit requirements based upon an evaluation of customers’ credit quality. Contract assets are accounted for in related accounts receivable. Contract liabilities are recognized for contracts where payment has been received in advance of delivery. The contract liability balance can vary significantly depending on the timing of when an order is placed and when shipment or delivery occurs.

As of May 31, 2025, the Company had no material accounts receivable, contract assets, contract liabilities, deferred contract costs or deferred revenue recorded on its consolidated balance sheets.

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

The following table presents sales by revenue streams for the three and nine months ended May 31, 2025 and May 31, 2024, respectively:

	Three months ended
	May 31, 2025	May 31, 2024
Copyrights sales	$1,206,300	$—
Embedded marketing service	128,800	382,019
Broadcasting	451,000	—
Consulting services	—	76,800
NFT licenses	—	171,000
Theatre admissions	30,743	47,011
Food and beverage sales	16,389	21,481
Advertisement	11,957	—
Total revenue	$1,845,189	$698,311

	Nine months ended
	May 31, 2025	May 31, 2024
Copyrights sales	$2,064,300	$531,800
Embedded marketing service	507,828	507,508
Broadcasting	451,000	—
Consulting services	—	179,147
NFT licenses	285,000	399,000
Theatre admissions	136,347	182,353
Food and beverage sales	63,026	85,503
Advertisement	22,581	—
Total revenue	$3,530,082	$1,885,311

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

No liabilities measured at fair value on a recurring basis as of May 31, 2025 and August 31, 2024.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. As of May 31, 2025, the total number of warrants outstanding was 1,993,304,434 (See Note 9). No warrants were included in the diluted earnings per share as they would be anti-dilutive. Preferred stocks were included in the diluted earnings per share as they would be dilutive.

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

As of May 31, 2025, the Company had an accumulated deficit of approximately $11.8 million and a working capital deficit of approximately $3.9 million. For the nine months ended May 31, 2025, the Company had negative cash flow of approximately $3.8 million from its operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

The depreciation expense was $1,428 and $3,325 for the nine months ended May 31, 2025 and May 31, 2024, respectively.

As of May 31, 2025 and August 31, 2024, the balance of property and equipment was as follows:

	May 31, 2025	August 31, 2024
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(169,331)	(167,903)
Property and equipment, net	$2,947	$4,375

 NOTE 5 – INTANGIBLE ASSETS

As of May 31, 2025 and August 31, 2024, the balance of intangible assets was as follows:

	May 31, 2025	August 31, 2024
Movie copyrights – Love over the world	$853,333	$853,333
Sitcom copyrights – Chujian	640,000	640,000
Movie copyrights – A story as a picture	422,400	422,400
Movie copyrights – Our treasures	936,960	936,960
Movie broadcast right – On the way	256,000	256,000
Movie copyrights – Too simple	1,271,265	1,271,265
Movie copyrights – Confusion	1,024,000	1,024,000
Movie copyrights – Amazing Data	300,000	300,000
Movie copyrights – Nice to meet you	300,000	300,000
Movie copyrights – 6 movies	265,825	506,533
Movie broadcast rights – 59 movies	—	2,439,840
Movie copyrights – Amazing data 2	54,000	—
Movie copyrights – 3 movies	120,000	—
Movie copyrights – 1 movie	90,000
TV drama copyright – 20 episodes	295,000	295,000
TV drama copyright – 20 episodes	310,123	—
TV drama copyright – 10 episodes	120,000	—
TV drama copyright – 1,151 series	3,455,000	—
TV drama copyright – 360 series	913,671	—
TV drama copyright – 20 series	57,016	—
NFT MMM platform	280,000	280,000
Total cost	11,964,593	9,525,331
Accumulated amortization	(7,338,349)	(9,154,407)
Intangible assets, net	$4,626,244	$370,924

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

The amortization expense for the three and nine months ended May 31, 2025 was $594,802 and $849,568, respectively. The amortization expense for the three and nine months ended May 31, 2024 was $369,006 and $1,441,489 respectively. Estimated future amortization expense is as follows:

Twelve months ending May 31,	Amortization expense
2026	$2,601,628
2027	2,024,616
Total	$4,626,244

On August 6, 2022, the Company licensed NFT MMM platform to a third party to allow the access of NFT MMM platform and platform data on both app and website for one year starting from August 20, 2022 for a monthly license fee of $60,000. Subsequent to the license renewal on November 1, 2023, the Company would continue licensing the NFT MMM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The agreement was terminated on January 31, 2025. The Company remains the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM”, and the website: starestnet.io. For the nine months ended May 31, 2025 and May 31, 2024, the Company recognized license revenue of $285,000 and $399,000 respectively (See Note 8).

During the year ended August 31, 2024, on September 10, 2023, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights for 4 movies at a price of $104,714. These copyrights allow the Company to transfer these movies to other parties outside the mainland China. On November 27, 2023, the Company further acquired mainland China copyrights of these 4 movies from All In One Media Ltd. at price of $378,513. On September 30, 2023, the Company entered into another agreement with All In One Media Ltd to acquire the copy rights and broadcast rights for 2 movies for a price of $212,562. These copyrights allow the Company to broadcast these movies globally. On August 13, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights and broadcast rights of 2 movies for a price of $580,000. These copyrights allow the Company to broadcast these movies globally.

During the year ended August 31, 2024, in November 2023, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China copyrights of 1 movie for a price of $180,000 and the offline broadcast rights of another movie for a price of $211,800. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

During the year ended August 31, 2024, on November 21, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell offline broadcast rights of 1 movie for a price of $140,000. The granted broadcast rights are globally exclusive, with the exception of Mainland China.

During the year ended August 31, 2024, on June 5, 2024, the Company entered into an agreement with Stareastnet Portal Limited to acquire the copyright and broadcast right of 20-episode TV drama for a price of $310,123. The copyright allows the Company to broadcast globally with the exception of Mainland China.

During the three months ended November 30, 2024, on September 30, 2024, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of 2 movies for $55,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China.

During the three months ended November 30, 2024, on September 30, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyrights and broadcast rights for 1 movie for a price of $360,000. These copyrights allow the Company to broadcast these movies globally. On October 21, 2024, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of the movie for $228,000. The granted broadcast rights are Mainland China exclusive (See Note 8).

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

During the three months ended February 28, 2025, the Company received the copyright and broadcast right for 3 movies from All In One Media Ltd for total prices of $800,000. The copyright allows the Company to broadcast globally.

During the three months ended February 28, 2025, the Company received the copyright and broadcast right of 1 movie and broadcast right of 10-episode TV drama from Stareastnet Portal Limited for a price of $310,123 and $120,000, respectively. The movie copyright allows the Company to broadcast globally and the TV drama copyright allows the Company to broadcast globally with the exception of Mainland China.

During the three months ended February 28, 2025, the Company entered into an agreement with Capitalive Holdings Limited to sell the ABQQ.TV website and the copyrights of 59 movies for $275,000. The copyrights are globally exclusive, with the exception of Mainland China.

During the three months ended February 28, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of 2 movies for $110,000. The granted broadcast rights are Mainland China exclusive. The Company entered into another agreement with Anyone Pictures Limited to sell the broadcast right for $40,000. The granted broadcast rights are Mainland China exclusive. The Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China exclusive broadcast rights of one of the movies for $150,000 (See Note 8).

During the three months ended May 31, 2025, the Company received the copyright and broadcast right of 1 movie and 1,151 series of TV drama from All In One Media Ltd for a price of $600,000 and $3,455,000, respectively. The movie copyright allows the Company to broadcast globally and the TV drama copyright allows the Company to broadcast globally with the exception of Mainland China. As of May 31, 2025, all of the purchase price had been settled.

During the three months ended May 31, 2025, the Company received the copyright and broadcast right of 20 series of TV drama and 360 series of TV drama from Guangdong Honor Film Co., Ltd. for a price of $57,016 and $913,671, respectively. The copyrights allow the Company to broadcast globally with the exception of Mainland China. As of May 31, 2025, all of the purchase price had been settled. The Company also entered into an agreement with Guangdong Honor Film Co., Ltd. to sell the broadcast rights of the movie for $209,200. The granted broadcast rights are Mainland China exclusive.

During the three months ended May 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of 5 movies for $201,100 and 3 movies for $440,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China.

During the three months ended May 31, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of one movie for $356,000. The granted broadcast rights are Mainland China exclusive. (See Note 8)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LEASES

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

On January 31, 2024, the end of the first two years of rental period, the landlord agreed to continue to receive $14,366 from February 2024 to May 2025. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the nine months ended May 31, 2025 and May 31, 2024 was $96,926 and $155,815, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending May 31,
2026	$254,183
2027	171,641
Total future minimum lease payments	425,824
Less: imputed interest	(2,474)
Total	$423,350

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets which relates to the acquisition of copyrights and broadcast rights for movies and TV dramas and software was as follows:

On March 27, 2025, the Company entered into an agreement to acquire the copyright and broadcast rights of 1,500 series of network TV dramas. The granted broadcast rights are Mainland China exclusive. As of May 31, 2025, the purchase deposit was $864,978 in total.

On April 25, 2025, the Company entered into an agreement to acquire the copyright and broadcast rights of 195 series of network TV dramas. The granted broadcast rights are Mainland China exclusive. As of May 31, 2025, the purchase deposit was $210,000 in total.

On May 22, 2025, the Company entered into an agreement to acquire the copyright and broadcast rights of 751 series of network TV dramas. The granted broadcast rights are Mainland China exclusive. As of May 31, 2025, the purchase deposit was $169,000 in total.

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

For the nine months ended May 31, 2025, Chiyuan Deng has further loaned a total of $3,537,595 for its working capital needs. As of May 31, 2025, the Company has repaid $2,077,722. The loan is non-interest bearing and due on demand. The Company has recognized an imputed interest at 5% per annum of the balances as of May 31, 2025 and May 31, 2024. As of May 31, 2025 and August 31, 2024, the Company had loans from Chiyuan Deng with balance of $1,653,046 and $193,174 respectively.

On March 1, 2025, the Company entered a line of credit agreement with Anyone Pictures for a total amount of no more than $2,000,000. The loan is non-interest bearing and due on demand. For the nine months ended May 31, 2025, Anyone Pictures Limited has loaned a total of $2,153,978 for its working capital needs. As of May 31, 2025, the Company has repaid $356,000. The Company has recognized an imputed interest at 5% per annum of the balances as of May 31, 2025 and May 31, 2024. As of May 31, 2025 and August 31, 2024, the Company had loans from Anyone Pictures Limited with balance of $1,797,978 and $0 respectively.

Share issuance - related party - Anyone Pictures Limited

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 shares of the Company’s common stock with a value of $0.00015 per share for a gross proceed of $300,000.

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 1,750,000,000 shares of the Company’s common stock with a value of $0.0002 per share for a gross proceed of $350,000. Subsequent to the share issuance, Anyone Pictures Limited owns 47% of total outstanding shares of common stock of the Company.

Revenue and accounts receivable - related party - Anyone Pictures Limited

During the nine months ended May 31, 2025, the Company sold the broadcast rights of six movies to Anyone Pictures Limited for total consideration of $884,000. In addition, the Company recognized a license revenue of $285,000 for granting Anyone Pictures Limited access rights to the NFT MMM platform.

As of May 31, 2025, the Company had $0 receivable from Anyone Pictures Limited.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities - related party - Youall Perform Services Ltd.

Youall Perform Services Ltd is owned by Jianli Deng, the former Chief Financial Officer. In September 2019, the Company entered into an agreement with Youall Perform Services Ltd for two transactions. 1) The Company pays Youall Perform Services Ltd. 10% of the revenue generated from the “Ai Bian Quan Qiu” platform every month to reimburse the valued-added tax, tax surcharges, and foreign transaction fee Youall Perform Services Ltd. has been paying on behalf of the Company. 2) Youall Perform Services Ltd. will provide IT consulting service for “Ai Bian Quan Qiu” platform upgrade and maintenance at a total cost of $128,000, out of which $108,800 has been paid. As there has been no revenue from the “Ai Bian Quan Qiu” platform due to COVID-19 since mid-January, 2020, $108,800 prepayment was expensed as research and development expense in FY2020. In July 2020, the Company changed the service scope of this agreement and turned it into a two-year website maintenance contract to maintain the website ABQQ.TV which was launched on December 29, 2020. The website maintenance service began on January 1, 2021 and will end on December 31, 2022. The contract amount remains to be $128,000, out of which $108,800 was previously paid and $19,200 was scheduled to be due on the twenty first month of service term. During the year ended August 31, 2023, the Company made payment of $12,812 with the accounts payable – related party balance to Youall Perform Services Ltd of $6,388 as of August 31, 2023. Chiyuan Deng has repaid $6,388 on behalf of the Company during the year ended August 31, 2024. As of May 31, 2025 and August 31, 2024, the related party balance to Youall Perform Services Ltd was $0.

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

On April 1, 2024 and May 9, 2024, Zestv Studios Limited further loaned a total amount of $78,289 to the Company for its working capital needs. The loan is non-interest bearing and due on demand. The amount was fully settled as of May 31, 2024.

As of May 31, 2025 and August 31, 2024, the Company had $0 payable to Zestv Studios Limited.

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

On February 14, 2025, the Company approved compensation of $99,000 to the Chief Executive Officer for the three months ended February 28, 2025 and the issuance up to 2.5 billion shares of common stock at the end of three months period. On March 14, 2025, the Company issued 2,000,000,000 shares of the Company’s common stock to the Chief Executive Officer which were valued at market price of $0.0002 per share for a total amount of $400,000.

During the nine months ended May 31, 2025, the Company incurred total compensation of $499,000 for the Chief Executive Officer. During the nine months ended May 31, 2024, the Company incurred total compensation of $15,049 for Chief Executive Officer.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the nine months ended May 31, 2025:

Issuance of common shares

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 shares of the Company’s common stock with a value of $0.00015 per share for a gross proceed of $300,000 (See Note 8).

On March 14, 2025, the Company issued 2,000,000,000 shares of the Company’s common stock valued at market price of $0.0002 per share for a total amount of $400,000 to Chiyuan Deng. (See Note 8).

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 1,750,000,000 shares of the Company’s common stock with a value of $0.0002 per share for a gross proceed of $350,000 (See Note 8).

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

Conversion of Series C preferred shares to common shares

During the nine months ended May 31, 2024, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

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

Cancellation of Common shares

On February 5, 2024, the Company’s CEO and director, Mr. Chiyuan Deng, returned 235,000,000 shares of common stock to the Company and these shares were subsequently cancelled.

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

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to its own shares. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity. As of May 31, 2025, 1,993,304,434 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 3.99 years.

A summary of the status of the Company’s warrants as of May 31, 2025 and August 31, 2024 is presented below.

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the year	1,943,304,434	—
Warrants as of August 31, 2024	1,993,304,434	—
Warrants granted during the nine months	—	—
Exercisable as of May 31, 2025	1,993,304,434	—

Preferred shares

The Company had no activities for the nine months ended May 31, 2025

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES

The Company and its fully owned subsidiaries, AB Cinemas NY, Inc and AI+ Hubs Corp, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of May 31, 2025 and August 31, 2024, the components of net deferred tax assets, including a valuation allowance, were as follows:

	May 31, 2025	August 31, 2024
Deferred tax asset attributable to:
Net operating loss carry over	$1,954,996	$1,963,323
Less: valuation allowance	(1,954,996)	(1,963,323)
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets was $1,954,996 and $1,963,323 as of May 31, 2025 and August 31, 2024, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2025 and August 31, 2024.

Reconciliation between the statutory rate and the effective tax rate is as follows for the nine months ended May 31, 2025 and May 31, 2024:

	Nine months ended
	May 31,	May 31,
	2025	2024
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the nine months ended May 31, 2025, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carried forward, the Company and its subsidiaries did not incur any income tax for the nine months ended May 31, 2025.

During the nine months ended May 31, 2024, the Company and its subsidiaries generated net losses. As a result, the Company and its subsidiaries did not incur any income tax for the nine months ended May 31, 2024.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATION RISK

Concentration

For the nine months ended May 31, 2025, 40%, 33% and 20% of the total revenue were generated from three customers, respectively.

For the nine months ended May 31, 2024, 43% and 35% of the total revenue was generated from two customers.

As of May 31, 2025 and August 31, 2024, 91% and 96% of the Company’s accounts receivable balance was receivable from one customer, respectively.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In the US, the insurance coverage of each bank is $250,000. As of May 31, 2025 and August 31, 2024, cash balance of $95,516 and $64,430, respectively, were maintained at financial institutions in the US. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness.

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

Operating leases

The Company has a lease agreement to rent movie theatre with third-party vendors as of May 31, 2025. (See Note 6)

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

The following table presents summary information by segment for the nine months ended May 31, 2025 and May 31, 2024, respectively.

	IP Segment		Cinema Segment		Total
	Nine months ended		Nine months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue	$3,308,128	$1,617,455	$221,954	$267,856	$3,530,082	$1,885,311
Costs of copyrights sold	1,510,921	—	—	—	1,510,921	—
Theatre operating costs	—	—	118,598	136,397	118,598	136,397
Depreciation and Amortization	850,996	1,444,814	—	—	850,996	1,444,814
Interest expense	40,041	25,260	—	—	40,041	25,260
Segment assets	6,368,028	1,590,495	109,704	165,111	6,477,732	1,755,606
Segment income (loss)	$186,354	$(491,131)	$(146,703)	$172,846	$39,651	$(318,285)

The following table presents summary information by segment for the three months ended May 31, 2025 and May 31, 2024, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue	$1,786,100	$629,819	$59,089	$68,492	$1,845,189	$698,311
Costs of copyrights sold	780,871	—	—	—	780,871	—
Theatre operating costs	—	—	25,995	32,316	25,995	32,316
Depreciation and Amortization	595,278	370,114	—	—	595,278	370,114
Interest expense	36,468	5,170	—	—	36,468	5,170
Segment assets	6,368,028	1,590,495	109,704	165,111	6,477,732	1,755,606
Segment income (loss)	$(75,106)	$106,188	$(50,138)	$26,846	$(125,244)	$133,034

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS

In May 2025, the Company entered into an agreement to acquire a license to intellectual property (IP) of ufilm from AIHUB Releasing, Inc. for total consideration of $2,000,000. The original settlement terms required: $500,000 to be paid in cash within 10 days of the agreement date, and the remaining $1,500,000 to be settled within 10 days following the successful completion of related SaaS system testing.

On June 2, 2025, the parties mutually agreed to amend the terms of the agreement. Under the revised terms, the company fully settled the purchase consideration by transferring its NFT MMM intellectual property, to the AIHUB Releasing, Inc.

On July 12, 2025, the parties mutually further agreed to modify the terms of the agreement. Under the amended terms, the Company agreed to acquire all rights to the ufilm AI IP from AIHUB Releasing, Inc. for a cash consideration of $300,000, replacing the originally agreed transfer of the Company’s NFT MMM IP.

On June 5, 2025, the Board of Directors of the Company approved the granting of discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding common stock, par value $0.001 per share, in a range of not less than 1-for-2,000 and not more than 1-for-20,000.

The Company have analyzed events and transactions that occurred subsequent to May 31, 2025 through the date these financial statements were issued in accordance with ASC 855-10 and have determined that we do not have any other material subsequent events to disclose or recognize in these financial statements.

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

Other factors, which could have a material adverse effect on our operations and future prospects on a consolidated basis, include but are not limited to:

▪  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

▪  the uncertainty of profitability based upon our history of losses;

▪  legislative or regulatory changes;

▪  risks related to our operations and uncertainties related to our business plan and business strategy;

▪  changes in economic conditions;

▪  uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;

▪  competition; and

▪  cybersecurity concerns.

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

As of May 31, 2025, we have acquired 19 movie copyrights and broadcast rights, a 75-episode TV drama and sitcom, a 20-episode, a 10-episode and 1,531 series of network TV drama. The purchase and sale of films and TV dramas copyrights continue to be one of the revenue streams for the Company.

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

On May 5, 2025 (the “Effective Date”), we entered into a Contribution Agreement (the “Contribution Agreement”) with AI+ Hubs Corp, a Delaware corporation (“AI+ Hubs”) and newly formed wholly owned subsidiary. Pursuant to the terms of the Contribution Agreement, the Company contributed to AI+ Hubs the assets and liabilities associated with the following:

1) Intellectual property (IP) of ufilm AI Generated Creation, Productions Synthesis and Release System of Movie, TV series and Short series;

2) copyrights of short series; and

3) 100% interest of the subsidiary, AB Cinemas NY, Inc.

AI+ Hubs accepted the assets and assumed the liabilities, as of the Effective Date. In exchange for the contribution, AI+ Hubs issued to the Company 6,680,500 shares common stock of AI+ Hubs. After the above contribution, AI+ Hubs shall engage in fundraising efforts to obtain approximately $1m in financing from outside sources. As of 31 May, 2025, the company and its subsidiary AI+ Hubs Corp decided not to exercise contribution agreement.

Also on May 5, 2025, the Company entered into an agreement to acquire a license to intellectual property (IP) of ufilm from AIHUB Releasing, Inc. for total consideration of $2,000,000. The original settlement terms required: $500,000 to be paid in cash within 10 days of the agreement date, and the remaining $1,500,000 to be settled within 10 days following the successful completion of related SaaS system testing.

On June 2, 2025, the parties mutually agreed to amend the terms of the agreement. Under the revised terms, the company fully settled the purchase consideration by transferring its NFT MMM intellectual property, to the AIHUB Releasing, Inc.

On July 12, 2025, the parties mutually further agreed to modify the terms of the agreement. Under the amended terms, the Company agreed to acquire all rights to the ufilm AI IP from AIHUB Releasing, Inc. for a cash consideration of $300,000, replacing the originally agreed transfer of the Company’s NFT MMM IP.

On June 5, 2025, the Board of Directors of the Company approved the granting of discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding common stock, par value $0.001 per share, in a range of not less than 1-for-2,000 and not more than 1-for-20,000.

On June 5, 2025, the Board of Directors of the Company approved to authorize a change in the name of the Company from “AB International Group Corp.” to “AI Era Corp.” The reverse split and name change are subject to review by FINRA and receipt of a market effective date.

The information on or accessible through our websites is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website addresses in this Quarterly Report on Form 10-Q is only for reference. We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

Results of Operations

Revenues

Our total revenue reported for the three and nine months ended May 31, 2025 was $1,845,189 and $3,530,082, respectively. Our total revenue reported for the three and nine months ended May 31, 2024 was $698,311 and $1,885,311, respectively.

The revenue for the three and nine months ended May 31, 2025, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to the related and third parties, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre and broadcasting revenue. On the other hand, for the three and nine months ended May 31, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties, fees charged for embedded marketing service, consulting service fees in connection with the sales of the software-in-progress and restructuring of a company as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. The increase in revenue was mainly due to the increase in sales of copyrights and broadcast rights and broadcasting revenue during the three and nine months ended May 31, 2025 as compared to the three and nine months ended May 31, 2024.

Operation of our movie theatre started in October of 2022. For the nine months ended May 31, 2025, we generated total revenue of $221,954, including $136,347 from ticket sales, and $63,026 from food and beverage sales and $22,581 from advertisement. For the nine months ended May 31, 2024, we generated total revenue of $267,856, including $182,353 from ticket sales, and $85,503 from food and beverage sales. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2024.

For the three months ended May 31, 2025, we generated total revenue of $59,089, including $30,743 from ticket sales, and $16,389 from food and beverage sales and $11,957 from advertisement. For the three months ended May 31, 2024, we generated total revenue of $68,492, including $47,011 from ticket sales, and $21,481 from food and beverage sales. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2024.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, providing embedded marketing services, broadcasting movies and TV dramas through third-party online platforms and generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York.

Operating Costs and Expenses

Operating costs and expenses were $3,457,876 for the nine months ended May 31, 2025, as compared to $2,266,117 for the nine months ended May 31, 2024. Our operating costs and expenses for the nine months ended May 31, 2025 consisted of theatre operating costs of $118,598, amortization expenses of $849,568, costs of copyrights sold of $1,510,921, general and administrative expenses of $479,789 and related party salary and wages of $499,000. In contrast, our operating costs and expenses for the nine months ended May 31, 2024 consisted of theatre operating costs of $136,397, amortization expenses of $1,441,489, general and administrative expenses of $673,182 and related party salary and wages of $15,049.

Operating expenses increased to $1,933,965 for the three months ended May 31, 2025 from $562,888 for the three months ended May 31, 2024. Our operating expenses for three months ended May 31, 2025 consisted of theatre operating costs of $25,995, amortization expenses of $594,802, costs of copyrights sold of $780,871, general and administrative expenses of $132,297 and related party salary and wages of $400,000. In contrast, our operating expenses for the three months ended May 31, 2024 consisted of theatre operating costs of $32,316, amortization expenses of $369,006 and general and administrative expenses of $161,566.

We experienced a decrease in theatre operating costs for the nine months ended May 31, 2025 as compared to the nine months ended May 31, 2024. The decrease was mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in theatre operating costs for the three months ended May 31, 2025 as compared to the nine months ended May 31, 2024. The decrease was mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in amortization expenses for the nine months ended May 31, 2025 as compared to the corresponding period in 2024, mainly due to having more fully amortized intangible assets for the nine months ended May 31, 2025.

We experienced an increase in amortization expenses for the three months ended May 31, 2025 as compared to the corresponding period in 2024, mainly due to newly acquired copyrights in the three months ended May 31, 2025.

The costs of copyrights sold for the nine months ended May 31, 2025 represented the remaining costs of the 10 globally exclusive offline copyrights, with the exception of mainland China and 7 Mainland China exclusive broadcast rights when they were sold.

The costs of copyrights sold for the three months ended May 31, 2025 represented the remaining costs of the 8 globally exclusive offline copyrights, with the exception of mainland China and 2 Mainland China exclusive broadcast rights when they were sold.

We experienced a decrease in general and administrative expenses for the nine months ended May 31, 2025 as compared to the corresponding period in 2024, mainly as a result of decreased professional fees, travel expenses, lease expenses, and cleaning expenses for the nine months ended May 31, 2025 in contrast to the corresponding period in 2024.

We experienced a decrease in general and administrative expenses for the three months ended May 31, 2025 as compared to the corresponding period in 2024, mainly as a result of decreased non-related party salaries, lease expenses, and travel expenses for the three months ended May 31, 2025 in contrast to the corresponding period in 2024.

We experienced an increase in related party salary and wages for the nine months ended May 31, 2025 as compared to corresponding period in 2024, mainly due to the one-off compensation of $99,000 and bonus compensation of $400,000 paid by shares to the Chief Executive Officer. During the nine months ended May 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer.

We experienced an increase in related party salary and wages for the three months ended May 31, 2025 as compared to corresponding period in 2024, mainly due to the bonus compensation of $400,000 paid by shares to the Chief Executive Officer. During the three months ended May 31, 2024, the Company incurred total compensation of $nil for the Chief Executive Officer. This is mainly due to the opt out of salary by the Chief Executive Officer since October 2023.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2025 at various levels of operation.

Other Expense/ Other Income

We had other expense of $32,555 for the nine months ended May 31, 2025, as compared with other income of $62,521 for the corresponding period in 2024. Our other expense for the nine months ended May 31, 2025 was the net amount of the other income and the interest expense – related parties. Our other income for the corresponding period in 2024 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party.

We had other expense of $36,468 for the three months ended May 31, 2025, as compared with other expense of $2,389 for the corresponding period in 2024. Our other expense for the three months ended May 31, 2025 was the interest expense – related parties. Our other expense for the corresponding period in 2024 was the net amount of the bank interest income, and the interest expense – related party.

Net Loss/ Net Income

We generated net income in the amount of $39,651 for the nine months ended May 31, 2025, as compared with a net loss of $318,285 for corresponding period in 2024.

We incurred net loss in the amount of $125,244 for the three months ended May 31, 2025, as compared with net income of $133,034 for corresponding period in 2024.

Liquidity and Capital Resources

As of May 31, 2025, we had $216,619 in current assets consisting of cash, prepaid expenses and accounts receivable. Our total current liabilities as of May 31, 2025 were $3,716,924. As a result, we have a working capital deficit of $3,500,305 as of May 31, 2025 as compared with working capital deficit of $160,617 as of August 31, 2024.

Operating activities used $3,876,764 in cash for the nine months ended May 31, 2025, as compared with $124,938 provided in cash for the nine months ended May 31, 2024.

Our negative operating cash flow for the nine months ended May 31, 2025 was mainly the result of the cash used in the purchase of movie and TV series broadcast right and copyright and purchase deposit and the decrease in deferred revenue, offset by net income combined with the amortization of intangible assets, sales of copyrights and decrease in accounts receivable.

 Our positive operating cash flow for the nine months ended May 31, 2024 was mainly the result of net loss combined with cash used in the purchase of movie and TV series broadcast right and copyright and the increase in accounts receivable, offset by the amortization of intangible assets, and the increase in deferred revenue and accounts payable and accrued liabilities.

Investing activities was $Nil for the nine months ended May 31, 2025 and May 31, 2024.

Financing activities provided $3,907,850 for the nine months ended May 31, 2025, as compared with $76,606 used in financing activities for the nine months ended May 31, 2024. Our positive financing cash flow for the nine months ended May 31, 2025 was due to the proceeds from share issuance and the net proceeds from related party loans. Our negative financing cash flow for the nine months ended May 31, 2024 was due to the settlement of loans due to a related party.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of May 31, 2025, the Company had an accumulated deficit of approximately $11.8 million and a working capital deficit of approximately $3.9 million. For the nine months ended May 31, 2025, the Company had the net cash used in operating activities was approximately $3.8 million. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Off Balance Sheet Arrangements

As of May 31, 2025, there were no off-balance sheet arrangements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On March 14, 2025, the Company issued 2,000,000,000 shares of the Company’s common stock valued at market price of $0.0002 per share for a total amount of $400,000 to Chiyuan Deng.

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 1,750,000,000 shares of the Company’s common stock with a value of $0.0002 per share for a gross proceed of $350,000.

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

 Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 formatted in Extensible Business Reporting Language (XBRL).

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
July 15, 2025

