Form 10-K
period 2025-08-31
AB INTERNATIONAL GROUP CORP.
filed 2025-12-01
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2025
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
(917) 336-2398
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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $446,067

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 8,121,266,321 common shares as of November 28, 2025.

1

PART I

Item 1. Business

Company Overview

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

As of August 31, 2025, we have acquired 19 movie copyrights and broadcast rights, 75 episodes of TV drama and sitcom, a 20-episode, a 10-episode TV drama and 2,577 series of short-form drama. The purchase and sale of films and TV dramas copyrights continue to be one of the revenue streams for the Company.

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

NFTs are digital assets with a unique identifier that is stored on a blockchain, and NFTs are tradable rights of digital assets (pictures, music, films, and virtual creations) where ownership is recorded in blockchain smart contracts. On August 6, 2022, the Company licensed NFT MMM platform to a third party, Anyone Pictures Limited, to allow access of NFTMM platform and platform data on both our app and website for one year starting from August 20, 2022 to August 19, 2023 for a monthly license fee of $60,000. Pursuant to the agreement, we also charged a one time implementation service and consulting fee of $100,000. Subsequent to the license renewal on November 1, 2023, we continued licensing the NFT MM platform to the same third party from November 1, 2023 until October 31, 2025 for a monthly license fee of $57,000. The agreement was terminated on January 31, 2025. Starting on February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Subsequent to the license renewal on June 1, 2025, we continued licensing the NFT MMM platform to the same party from June 1, 2025 until May 31, 2026 for a monthly license fee of $50,000. The Company retained the ownership and copyright of the NFT MMM platform, including the APP “NFT MMM”, and the website: stareastnet.io.

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

On June 1, 2025 (the “Effective Date”), we entered into a revised agreement with AI+ Hubs. Pursuant to the terms of the agreement, the Company contributed to AI+ Hubs the assets associated with the following:

1) copyrights of Movie, TV series and short series and all subsequent acquired assets except of NFT MMM IP

2) all equity of the subsidiary, AB Cinemas NY, Inc.

Starting from June 1, 2025, the operations of the Company were transferred to its wholly-owned subsidiaries, AI+ Hubs and AB Cinemas NY, Inc. On June 5, 2025, the Company amended the Original Agreement to require that all prepaid or executed purchase agreements and all assets acquired by the Parent on or after that date be automatically transferred to the Subsidiary at their purchase price upon acquisition, with this arrangement continuing until modified by a future amendment.

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

The information on or accessible through our websites is not part of and is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website addresses in this Annual Report on Form 10-K is only for reference. We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

Competition

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

Government Regulation

Our operations across all business segments—movie theater operations, intellectual property acquisition and licensing, NFT MMM platform licensing, future AI-generated content production through ufilm AI IP, and consulting services—are subject to a wide range of federal, state, local, and international government regulations. Compliance with these regulations is critical to our operations, and non-compliance could result in fines, legal liabilities, reputational harm, operational restrictions, or increased costs, any of which could materially adversely affect our business, financial condition, and results of operations. Below is an updated overview of the regulatory landscape affecting all areas of our business.

Movie Theater Operations (AB Cinemas NY, Inc.)

Our theater at Mt. Kisco, New York, must comply with Title III of the Americans with Disabilities Act (ADA), which mandates that public accommodations, including physical facilities, websites, and mobile apps, be accessible to individuals with disabilities. This requires that new construction, renovations, or alterations meet accessibility guidelines, such as providing wheelchair-accessible seating, restrooms, and digital interfaces. Non-compliance could lead to injunctive relief, fines, private litigation damages, or costly capital expenditures to remedy issues. As an employer, we are also subject to ADA requirements to provide reasonable accommodations to employees and job applicants with disabilities, provided such accommodations do not impose undue hardship. Additionally, our theater operations are governed by federal, state, and local laws regulating construction, renovation, and operational standards, including fire safety codes, health and sanitation requirements (e.g., for food and beverage services), and licensing for alcoholic beverage sales.

We are also subject to labor regulations, such as the Fair Labor Standards Act (FLSA), which governs minimum wage, overtime, and working conditions, as well as Occupational Safety and Health Administration (OSHA) standards for employee safety. During the COVID-19 pandemic, our theater faced governmental orders imposing operational restrictions, such as temporary closures, reduced seating capacities, social distancing protocols, enhanced cleaning measures, guest tracking, employee protection requirements, and limited operating hours. Although these restrictions have eased, future public health crises or new variants could prompt similar mandates, potentially disrupting operations or requiring significant compliance costs. Non-compliance with any of these regulations could lead to penalties, operational shutdowns, or loss of licenses, severely impacting our ability to generate revenue from ticket sales, food and beverage services, and advertisements.

Intellectual Property Acquisition and Licensing

Our acquisition and licensing of movie and TV drama copyrights, including 19 movie copyrights and various TV drama copyrights as of August 31, 2025, are subject to intellectual property laws enforced by the U.S. Copyright Office and international equivalents. We must ensure proper documentation, transfer, and licensing agreements to avoid infringement claims, which could result in costly litigation, damages, or loss of rights. Additionally, our licensing activities, particularly for international markets, are subject to export control regulations and trade compliance laws, such as those administered by the U.S. Department of Commerce and the Office of Foreign Assets Control (OFAC), which restrict transactions with certain countries or entities. Failure to comply could lead to fines, sanctions, or restrictions on our ability to license content globally. Our digital content distribution through third-party platforms post the sale of ABQQ.tv in January 2025 is also subject to data privacy and consumer protection laws, such as the California Consumer Privacy Act (CCPA) and, in international markets, the General Data Protection Regulation (GDPR). These regulations require robust data handling practices, transparency in data collection, and consumer consent mechanisms, with non-compliance potentially resulting in significant fines or reputational damage.

NFT MMM Platform Licensing

The licensing of our NFT MMM platform, including the app and website (stareastnet.io), operates in a rapidly evolving regulatory environment for non-fungible tokens (NFTs) and blockchain-based assets. In the U.S., the Securities and Exchange Commission (SEC) and Commodity Futures Trading Commission (CFTC) may classify certain NFTs as securities or commodities, subjecting them to registration requirements, anti-fraud provisions, or trading restrictions under the Securities Act of 1933 or Commodity Exchange Act. Failure to comply could lead to enforcement actions, fines, or cessation of platform operations. Additionally, the Financial Crimes Enforcement Network (FinCEN) imposes anti-money laundering (AML) and Know Your Customer (KYC) requirements under the Bank Secrecy Act, necessitating robust measures to prevent the platform from being used for illicit activities like money laundering or terrorist financing. Non-compliance could result in penalties or platform shutdowns. Internationally, varying regulations on digital assets, such as bans or restrictions in certain jurisdictions, could limit our ability to license the platform globally or increase compliance costs. Consumer protection laws also apply, requiring clear disclosures about NFT ownership, risks, and transaction fees to avoid deceptive practice claims.

AI-Generated Content (ufilm AI IP)

The planned AI-generated content production through ufilm AI IP, which has not yet commenced, is currently in the testing phase and is expected to be adopted and initiated in December 2025. The use of our ufilm AI IP for generating movies, TV series, and short series is subject to emerging regulations governing artificial intelligence. In the U.S., proposed federal AI regulations, such as those under consideration by Congress or agencies like the Federal Trade Commission (FTC), may impose requirements for transparency, ethical use, and data sourcing, particularly if AI systems are trained on copyrighted materials. Non-compliance could lead to restrictions on AI use, fines, or intellectual property disputes. In Europe, the EU Artificial Intelligence Act, expected to be fully implemented by 2026, categorizes AI applications by risk level and could classify our content generation as high-risk, requiring stringent compliance with safety, transparency, and accountability standards. Violations could result in fines of up to 7% of global annual revenue. Additionally, U.S. and international copyright laws pose risks if our AI inadvertently incorporates protected works without authorization, potentially leading to litigation or loss of IP rights. Labor regulations, including those enforced by the National Labor Relations Board (NLRB), may also apply if AI adoption leads to disputes with entertainment unions (e.g., SAG-AFTRA) over job displacement, potentially resulting in strikes or contractual restrictions.

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

Operational Risks

AB Cinemas theatres

•	risks relating to motion picture production and theatrical performance;
•	our lack of control over distributors of films;
•	intense competition in the geographic areas in which we operate among exhibitors or from other forms of entertainment;
•	increased use of alternative film delivery methods including premium video on demand or other forms of entertainment;
•	shrinking exclusive theatrical release windows or release of movies to theatrical exhibition and streaming platforms on the same date;
•	AB Cinemas may not meet anticipated revenue projections, which could result in a negative impact upon operating results;
•	failures, unavailability or security breaches of our information systems;

•	dependence on key personnel for current and future performance and our ability to attract and retain senior executives and other key personnel, including in connection with any future acquisitions;
•	our ability to achieve expected synergies, benefits and performance from our strategic theatre acquisitions and strategic initiatives;
•	the risk of severe weather events or other events caused by climate change disrupting or limiting operations;
•	supply chain disruptions and labor shortages may negatively impact our operating results; and
•	optimizing our theatre circuit through new construction and the transformation of our existing theatres may be subject to delay and unanticipated costs.
•	Declining attendance trends post-pandemic, as consumers continue to prefer home viewing or reduce frequency of theater visits.
•	Food safety and premises liability at the theater, including risks of contamination, allergic reactions, or customer injuries, potentially resulting in lawsuits, recalls, or reputational harm.
•	Rising costs for theater upgrades, such as seating, equipment, and operations, to remain competitive with streaming services and modern entertainment venues.
•	Weaker-than-expected performance of films in key markets, such as international regions like China, impacting global box office revenue

NFT MMM license business

•	The licensee(s) inability to pay license fees to the company for any reason, because they are first time running such business.
•	Dependency on a single or limited licensees, as the company’s NFT MMM revenue relies heavily on agreements with entities like Anyone Pictures Limited; termination, non-renewal, or payment defaults due to the licensee’s financial instability or market shifts could significantly impact cash flow.
•	Market volatility and declining interest in NFTs, as the NFT market has experienced significant downturns since its 2021 peak, with potential for further declines in 2025 due to crypto asset fluctuations, reduced investor enthusiasm, or economic factors, which could lower licensing fees, demand for the NFT MMM platform, or the value of associated digital assets.
•	Fraud, scams, and security vulnerabilities in NFT operations, as the platform is susceptible to risks like rug pulls, wash trading, phishing attacks, or blockchain hacks, potentially leading to financial losses, legal liabilities, or loss of user trust if the company or its licensees are implicated.
•	Money laundering and illicit activity risks, as without robust KYC procedures, the NFT marketplace could be exploited for money laundering or terrorist financing, attracting regulatory enforcement actions, fines, or shutdowns from authorities like the SEC or FinCEN.
•	Lack of comprehensive NFT regulation, as evolving or absent global regulations could expose the company to unforeseen compliance costs, bans in certain jurisdictions, or retroactive penalties, particularly as NFTs intersect with securities laws.

Regulatory Risks

AB Cinemas theatres

•	general and international economic, political, regulatory, social and financial market conditions, economic unrest, terrorism, hostilities, cyber-attacks, war, widespread health emergencies, such as COVID-19 or other pandemics, and other geopolitical risks;
•	review by antitrust authorities in connection with acquisition opportunities;
•	risks relating to the incurrence of legal liability, including costs associated with ongoing securities class action lawsuits;
•	increased costs in order to comply or resulting from a failure to comply with governmental regulation, including the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and pending future domestic privacy laws and regulations;
•	geopolitical events, including the threat of terrorism or cyber-attacks, or widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, causing people to avoid our theatres or other public places where large crowds are in attendance; and
•	other risks referenced from time to time in filings with the SEC.
•	Environmental and sustainability pressures, as increasing focus on climate impacts could require costly upgrades to the theater (e.g., energy efficiency) or affect content sourcing if partners demand eco-friendly practices, with non-compliance leading to fines or lost business.

Risks Related to AI Technology and Content Generation

The planned AI-generated content production through ufilm AI IP, which has not yet commenced, is currently in the testing phase and is expected to be adopted and initiated in December 2025.

•	Intellectual property infringement claims related to AI-generated content, as the company’s acquisition and use of the ufilm AI IP for generating movies, TV series, and short series exposes it to potential lawsuits if the AI system is trained on or inadvertently incorporates copyrighted materials without proper authorization, with evolving legal interpretations of AI training data leading to costly litigation, settlements, or restrictions on using the technology.
•	Regulatory developments in AI usage, as increasing scrutiny from governments and industry bodies (e.g., potential U.S. federal AI regulations or EU AI Act implications) could impose new compliance requirements, ethical guidelines, or bans on certain AI applications in creative industries, disrupting operations and increasing costs.
•	Technological obsolescence and performance limitations of AI tools, as rapid advancements in AI could render the ufilm IP outdated, or the technology may fail to produce high-quality, marketable content, leading to wasted investments, reduced revenue from AI-driven productions, and reputational damage if outputs do not meet audience or industry standards.
•	Union and labor disputes over AI in production, as opposition from entertainment unions (e.g., SAG-AFTRA or similar groups) regarding AI’s role in replacing human creatives could result in strikes, boycotts, or contractual restrictions, particularly affecting content synthesis and release systems.
•	Ethical and public backlash risks, as widespread concerns about AI diminishing human creativity or leading to job losses in the film industry could harm the company’s brand, reduce partnerships, or trigger consumer boycotts, especially as AI becomes more prominent in Hollywood.

Risks Related to Digital Content Licensing and Distribution

•	Dependency on third-party streaming platforms, as following the sale of ABQQ.tv, reliance on external platforms for broadcasting films and TV dramas introduces risks of unfavorable contract terms, algorithm changes, sudden termination, or platform outages, which could limit content visibility and revenue.
•	Piracy and unauthorized distribution of content, as acquired copyrights and broadcast rights are vulnerable to digital piracy, especially in international markets, potentially eroding revenue from sales, licensing, or embedded marketing services without effective anti-piracy measures.
•	Complexities in content licensing agreements, as managing intricate terms for geographic restrictions, expiration dates, or multi-platform rights could lead to inadvertent breaches, disputes with rights holders, or lost opportunities if the company fails to track or renew licenses amid growing data volumes.
•	Cybersecurity threats to digital assets, as hacking, data breaches, or ransomware targeting the company’s digital content storage, distribution systems, or consulting services could result in theft of IP, operational disruptions, or exposure of sensitive client data.
•	Rising costs in content acquisition and delivery, as intensifying competition for high-quality movies and TV dramas, combined with inflation in hosting, bandwidth, or marketing expenses, may strain margins, especially if revenue from copyrights sales does not scale accordingly.

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

Because we have generated limited revenue and incurred operating losses in prior years, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

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

Risks Related to Subsidiary Operations and Corporate Structure

Challenges in subsidiary management and intercompany transactions, as the transfer of operations to wholly-owned subsidiaries like AI+ Hubs Corp. and AB Cinemas NY, Inc. increases risks of control issues, tax complications, or inefficiencies in resource allocation, particularly if fundraising efforts fail.

The transfer of operations to wholly-owned subsidiaries like AI+ Hubs Corp. and AB Cinemas NY, Inc. increases risks of ineffective oversight, tax complications, and resource allocation inefficiencies. Misaligned strategies or inadequate controls could lead to operational delays, financial reporting errors, or asset misappropriation. Complex intercompany transactions, including asset transfers and pricing, may trigger tax audits, penalties, or disputes with authorities like the IRS. Failure to secure planned financing , could impair subsidiary operations, necessitate parent company support, exacerbate our working capital deficit, or lead to asset impairments, adversely affecting our financial condition and ability to execute our business plan.

Risks Related to Strategic Initiatives and Market Position

Delays or adverse market reactions to reverse stock split and name change, as the proposed 1-for-2,000 to 1-for-20,000 reverse split and rebranding to “AI Era Corp.” may face FINRA review delays, trigger negative investor sentiment (often viewing splits as distress signals), or cause trading volatility on the OTC market

The proposed 1-for-2,000 to 1-for-20,000 reverse stock split and rebranding to “AI Era Corp.,” approved on June 5, 2025, pending FINRA review, may face delays that create uncertainty, trigger negative investor sentiment by signaling financial distress, or increase trading volatility on the OTCPink market, where our thinly traded stock (symbol “ABQQ”) is quoted, potentially depressing share prices and deterring investment. These actions could disrupt our ability to raise capital for initiatives like AI+ Hubs Corp. or theater operations, exacerbate our $3.3 million working capital deficit as of August 31, 2025, and raise shareholder concerns about dilution or governance due to the Board’s ability to issue additional shares and Chiyuan Deng’s 51% voting control via Series A Preferred Stock, all of which could materially impair our financial condition and strategic execution.

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

We have the right to issue additional common stock and preferred stock without consent of shareholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment

We are authorized to issue up to 10,000,000,000 shares of common stock, of which there were 8,121,266,321 shares issued and outstanding as of November 28, 2025.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. We have designated and authorized, 100,000 shares of Series A Preferred Stock. As of November 28, 2025, there were issued and outstanding 100,000 shares of our Series A Preferred Stock.

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

As of August 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. Although cybersecurity risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we face numerous and evolving cybersecurity threats in our business.

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

On January 31, 2024, the end of the first two years of rental period, the landlord agreed to continue to receive $14,366 from February 2024 to August 2025. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the year ended August 31, 2025 and August 31, 2024 was $128,572 and $163,529, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

Holders of Our Common Stock

As of November 28, 2025, we had 8,121,266,321  shares of our common stock issued and outstanding, held by approximately 533   shareholders of record, with others holding shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

The Company had the following equity activities during the year ended August 31, 2025:

Common shares

Issuance of restricted common shares

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

Conversion of Series C preferred shares to common shares

During the year ended August 31, 2024, the Company issued a total of 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

Reverse Stock split

On June 12, 2023, the Board of Directors approved a reverse split for the Company’s issued and outstanding common stock, at a ratio of 1 share for every 10,000 shares, contingent upon receiving a market effectiveness date from FINRA. On September 8, 2023, however, the Board of Directors voted to cancel the proposed 1-for-10,000 reverse split, determining that it would not be in the best interest of the stockholders or the Company.

On April 22, 2024, the Board of Directors approved another reverse split of the Company’s issued and outstanding common stock, at a ratio of 1-for-2,000, also contingent upon FINRA approval. On August 19, 2024, the Board of Directors voted to cancel the planned 1-for-2,000 reverse split, concluding that proceeding with the action would not serve the best interests of the stockholders or the Company.

On June 5, 2025, the Company obtained the written consent of majority stockholders to grant discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the articles of incorporation to effect a reverse split of the issued and outstanding common stock within a range of 1-for-2,000 to 1-for-20,000. The exact ratio to be determined by the Board at a later date and is contingent upon receiving a market effectiveness date from FINRA.

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

As of June 30,2025, the agreement was expired and Alumni Capital LP did not purchase any shares.

Preferred shares

The Company had no preferred share activities during the year ended August 31, 2025.

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

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to their own shares. The warrants were recorded at fair value on the date of grant as a component of shareholders’ equity.

As of August 31, 2025, the Company was authorized to issue 10 billion shares of common stock. At that date, the Company had approximately 8.0 billion common shares issued and outstanding. If all outstanding common share warrants were exercised, the Company would be required to issue approximately 6.7 billion additional shares, which would exceed the number of authorized shares available. Because the Company did not have a sufficient number of authorized and unissued shares available for settlement, the warrants no longer met the equity classification criteria under ASC 815-40 and were reclassified as liabilities.

Upon reclassification, the warrants were measured at fair value, resulting in a warrant liability of $1,338,389, with $970,945 derecognized from equity and a loss of $367,444 recorded in earnings for the year ended August 31, 2025. The fair value was determined using the Black-Scholes option-pricing model

The aggregate fair value of the warrants was estimated at $1,338,389, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0002; risk free rate of 3.67%; expected term of 3.79 years; exercise price of $0.0004; volatility of 402.11%; and expected future dividends of nil.

As of August 31, 2025, 6,742,721,934 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 3.77 years.

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

Results of Operations

Revenues

Our total revenue reported for the years ended August 31, 2025 and 2024 was $6,368,563 and $3,300,467, respectively.

The revenue for the year ended August 31, 2025, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, broadcasting and download, movie copyrights sales to the related and third parties, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre, consulting service fees, in connection with the AI-based solutions and project oversight services that improve short drama market accuracy, personalization, and advertising monetization. On the other hand, the revenue for the year ended August 31, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to two third parties and one related party, fees charged for embedded marketing service, consulting service fees in connection with the sales of the software-in-progress and restructuring of a company as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. The increase in revenue was mainly due to the combined impact of: (i) the increase in sales of copyrights and broadcast rights and embedded marketing service during the year ended August 31, 2025 as compared to the year ended August 31, 2024; and (ii) the increase in type of services provided to the licensing for broadcasting and download during the year ended August 31, 2025.

Operation of our movie theatre started in October of 2022. For the year ended August 31, 2025, we generated total revenue of $ 291,060, including $187,620 from ticket sales, $78,512 from food and beverage sales, and $24,928 from the advertisements compared with revenue of $432,012, including $276,428 from ticket sales, $128,512 from food and beverage sales, and $27,072 from the advertisements for the year ended August 31, 2024. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2024.

We anticipate an increase in revenue in the future by selling movie and TV drama copyrights and broadcast rights, providing embedded marketing services, license for broadcasting and download generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York.

Operating Costs and Expenses

Operating costs and expenses were $4,487,513 for the year ended August 31, 2025, as compared to $2,813,563 for the year ended August 31, 2024. Our operating costs and expenses for the year ended August 31, 2025 consisted of theatre operating costs of $155,097, amortization expenses of $1,557,653, costs of copyrights sold of $1,644,893, general and administrative expenses of $630,870 and related party salary and wages of $499,000. In contrast, our operating costs and expenses for the year ended August 31, 2024 consisted of theatre operating costs of $189,500, amortization expenses of $1,660,459, costs of copyrights sold of $119,517, general and administrative expenses of $829,038 and related party salary and wages of $15,049.

We experienced a decrease in theatre operating costs in fiscal 2025 as compared to fiscal 2024, mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue.

We experienced a decrease in amortization expenses in fiscal 2025 as compared to fiscal 2024, mainly due to the having more fully amortized intangible assets for the year ended August 31, 2025.

The costs of copyrights sold for the fiscal 2025 represented the remaining costs of the 12 globally exclusive offline copyrights, with the exception of mainland China and 7 Mainland China exclusive broadcast rights when they were sold. The costs of copyrights sold for the fiscal 2024 represented the remaining costs of the 2 mainland China copyrights when they were sold.

We experienced a decrease in general and administrative expenses in fiscal 2025 as compared to fiscal 2024, mainly as a result of decreased professional fees, travel expenses, lease expenses, and cleaning expenses for the year ended August 31, 2025 in contrast to the year ended August 31, 2024.

We experienced an increase in related party salary and wages in fiscal 2025 as compared to fiscal 2024, mainly due to the one-off compensation of $99,000 and bonus compensation of $400,000 paid by shares to the Chief Executive Officer. During the year ended August 31, 2025, the Company incurred total compensation of $499,000 for the Chief Executive Officer. During the year ended August 31, 2024, the Company incurred total compensation of $15,049 for the Chief Executive Officer.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2025 at various levels of operation.

Other Expense/ Other Income

We had other expense of $425,602 for the year ended August 31, 2025, as compared with other income of $55,427 for the year ended August 31, 2024. Our other expense for fiscal 2025 was the net amount of the other income, the interest expense – related parties and the loss on change in fair value of warrant liabilities. Our other income for fiscal 2024 was the net amount of the other income generated from the sales of software in progress, bank interest income, and the interest expense – related party.

Net Income

We incurred a net income of $1,455,448 for the year ended August 31, 2025, as compared with a net income of $542,331 for the year ended August 31, 2024.

Liquidity and Capital Resources

As of August 31, 2025, we had $241,607 in current assets consisting of cash, prepaid expenses and accounts receivable. Our total current liabilities as of August 31, 2025 were $3,491,633. As a result, we have a working capital deficit of $3,250,026 as of August 31, 2025 as compared with a working capital of $160,617 as of August 31, 2024.

Operating activities used $2,318,961 in cash for the year ended August 31, 2025, as compared with $162,319 generated in cash for the year ended August 31, 2024.

Our negative operating cash flow for the year ended August 31, 2025 was mainly the result of the cash used in the purchase of movie and TV series broadcast right and copyright and purchase deposit offset by net income combined with the amortization of intangible assets, sales of copyrights and decrease in accounts receivable.

Our positive operating cash flow for the year ended August 31, 2024 was mainly the result of net income combined with amortization of intangible assets, proceeds from the sales of copyrights, deferred revenue, offset by the gain from sales of software in process purchase of movie and TV series broadcast right and copyright, increase in accounts receivable, purchase deposits and decrease in accounts payable and accrued liabilities.

Investing activities was $Nil for the years ended August 31, 2025 and 2024.

Financing activities provided $2,268,222 for the year ended August 31, 2025, as compared with $ 214,985 used by financing activities for the year ended August 31, 2024. Our positive financing cash flow for the years ended August 31, 2025 was due to the proceeds from share issuance and the net proceeds from related party loans. Our negative financing cash flow for the years ended August 31, 2024 was due to the settlement of loans due to related party and the repurchase of common shares.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of August 31, 2025, the Company had limited cash, an accumulated deficit of approximately $10.4 million and a working capital deficit of approximately $3.3 million. For the year ended August 31, 2025, the Company had negative cash flow of approximately $2.3 million from its operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain continued financial support from its stockholders or external financing. Management believes the existing stockholders will continue to provide additional cash to meet the Company’s obligations as they become due. The Company also intends to fund operations through cash flow generated from the operations, including the expected copyrights sales and other revenue streams, equity financing, debt borrowings, and additional equity financing from outside investors, to ensure sufficient working capital. However, no assurance can be given that additional financing, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of August 31, 2025, there were no off-balance sheet arrangements.

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

The Company derives its revenues primarily from the following sources:

Revenue from selling copyrights of movies or television series:

Revenue from the sale of copyrights for movies or television series is recognized at a point in time when control of the intellectual property transfers to the customer. Control is considered transferred upon delivery of the master copy and completion of all requisite authorization procedures, as this is the point at which the customer has the legal right to direct the use of, and obtain substantially all of the remaining benefits from the copyright. Contracts are generally fixed-price arrangements without cancellation or refund provisions.

Revenue from licensing NFT MMM platform:

Revenue from NFT MMM platform licensing is recognized over time on a straight-line basis over the contractual license term, typically one or two years. The Company determined that the license provides customers the access to the platform and its data through both mobile and web interfaces for the license period, as the customer simultaneously receives and consumes the benefits provided by the Company's performance. The arrangements are non-cancelable and non-refundable with fixed consideration.

Revenue from movie theater admissions and food and beverage sales:

Revenue from movie theater admissions is recognized at a point in time when the movie is exhibited to customers, as this is when the performance obligation is satisfied. Food and beverage revenue is recognized at a point in time when customers take possession of the items. Revenue from gift card and exchange ticket sales is deferred until redemption occurs or upon estimation of breakage income for gift cards with a remote likelihood of redemption.

Revenue from embedded marketing service:

The Company earns revenue from embedded marketing services by incorporating advertisements into movies, television series or short-form drama series. Revenue is recognized at a point in time when the advertisement has been integrated into the media content and customer approval, as the customer can then direct the use of and obtain substantially all future economic benefits from the customized media content.

Revenue from consulting services:

The Company derives revenue from providing consulting services related to software development, corporate restructuring and strategic advisory. The Company also provides AI-based solutions and project oversight services that enhance content market accuracy, personalization, and advertising monetization for short drama platforms. Revenue from consulting services is recognized over time as the related services are performed, consistent with the continuous transfer of benefits to the customer.

Revenue from advertising services in theaters

The Company generates advertising revenue from displaying commercials on theater screens prior to movie exhibitions. Revenue is recognized at a point in time when the advertisement is exhibited on screen to the audience.

Revenue from broadcast and download licensing

The Company grants non-exclusive, time-based licenses that allow customers to broadcast or provide download service of its films and television series, primarily short-form drama series, on their web or cloud-based platforms. License fees are charged per movie or per drama series based on the authorized period, typically on a monthly basis, and are not linked to user activity or download volume. The customer obtains a right to access the content during the license term. The Company satisfies its performance obligation by making the licensed content available to the customer and maintaining that accessibility throughout the license term. Accordingly, revenue is recognized over time on a straight-line basis throughout the license period.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 clarifies the guidance to determine the accounting acquirer in a business combination that is effected primarily by exchanging equity interests, when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. ASU 2025-03 requires entities to consider the same factors in ASC 805, Business Combinations, required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied on a prospective basis to any acquisition transaction that occurs after the initial application date. The Company does not expect a material effect on its consolidated financial statements upon adoption.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). ASU 2025-04 revises the definition of the term performance condition for share-based consideration payable to a customer to incorporate conditions that are based on the volume or monetary amount of a customer’s purchases or potential purchases. ASU 2025-04 also eliminates the policy election to account for forfeitures as they occur for awards with service conditions. ASU 2025-04 also clarifies that ASC 606 variable consideration guidance does not apply to share-based payments to customers; instead, vesting probability should be assessed solely under ASC 718, Compensation—Stock Compensation. ASU 2025-04 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-04 may be applied on either a modified retrospective basis or on a retrospective basis. The Company is currently assessing the impact this standard will have on the Company’s Consolidated Financial Statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue Recognition. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company does not expect a material effect on its consolidated financial statements upon adoption.

In August 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other (Topic 350) — Internal-Use Software (Subtopic 350-40): Targeted Improvements. This update provides clarifications and targeted improvements to the accounting for internal-use software, including enhanced guidance on the identification of software development activities, capitalization of implementation costs, and accounting for subsequent upgrades and maintenance. ASU 2025-06 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect a material effect on its consolidated financial statements upon adoption.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the balance sheets, statements of operations and comprehensive income and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of August 31, 2025 and 2024;
F-3	Consolidated Statements of Operations for the years ended August 31, 2025 and 2024;
F-4	Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2025 and 2024;
F-5	Consolidated Statements of Cash Flows for the years ended August 31, 2025 and 2024; and
F-6 - F-28	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AB International Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB International Group Corp. (the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for years ended August 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended August 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, as of August 31, 2025, the Company had limited cash, an accumulated deficit of approximately $10.4 million and a working capital deficit of approximately $3.3 million. For the year ended August 31, 2025, the Company had negative cash flow of approximately $2.3 million from its operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey

December 1, 2025

PCAOB ID Number 273

AB INTERNATIONAL GROUP CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$13,691	$64,430
Prepaid expenses	8,508	—
Accounts receivable	219,408	624,572
Total Current Assets	241,607	689,002

Property and equipment, net	2,472	4,375
Right of use operating lease assets, net	291,064	494,506
Intangible assets, net	4,772,424	370,924
Purchase deposits for intangible assets, non-current	1,311,349	745,123
Security deposit	45,240	45,240
TOTAL ASSETS	$6,664,156	$2,349,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$88,063	$30,945
Loan from related parties	1,811,396	193,174
Current portion of obligations under operating leases	253,785	247,266
Warrants Liability	1,338,389	—
Deferred revenue	—	57,000
Total Current Liabilities	3,491,633	528,385

Obligations under operating leases, non-current	107,098	360,883
Total Liabilities	3,598,731	889,268

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of August 31, 2025 and 2024, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 8,031,266,321 and 2,281,266,321 shares issued and outstanding, as of August 31, 2025 and 2024, respectively	8,031,266	2,281,266
Additional paid-in capital	5,424,278	11,024,203
Accumulated deficit	(10,390,219)	(11,845,667)
Total Stockholders’ Equity	3,065,425	1,459,902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,664,156	$2,349,170

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Operations

	Years ended
	August 31,
	2025	2024

REVENUE
Copyrights sales	$1,180,300	$1,331,800
Copyrights sales – related party	1,294,000	105,000
Service revenue	2,898,203	1,431,655
Service revenue – related party	705,000	—
Theater revenue	291,060	432,012
Total revenue	6,368,563	3,300,467

OPERATING COSTS AND EXPENSES
Costs of copyrights sold	(1,644,893)	(119,517)
Amortization expenses	(1,557,653)	(1,660,459)
Theatre operating costs	(155,097)	(189,500)
General and administrative expenses	(630,870)	(829,038)
Related party salary and wages	(499,000)	(15,049)
Total Operating Costs And Expenses	(4,487,513)	(2,813,563)

Income From Operations	1,881,050	486,904

OTHER (EXPENSES) INCOME
Interest income	—	694
Interest expense – related parties	(71,020)	(32,282)
Loss on change in fair value of warrant liabilities	(367,444)	—
Other income	12,862	87,015
Total Other (Expenses) Income	(425,602)	55,427

Income Before Income Tax Benefit	1,455,448	542,331

Income tax	—	—
NET INCOME	$1,455,448	$542,331

NET INCOME PER SHARE: BASIC	$0.00	$0.00
NET INCOME PER SHARE: DILUTED	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	4,792,910,157	2,288,078,401
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	4,793,010,157	2,288,178,401

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity

Balance – August 31, 2023	1,285,283,385	$1,285,283	294,421	$295	$11,993,408	$(12,387,998)	$890,988
Issuance of restricted common shares	225,000,000	225,000	—	—	(180,000)	—	45,000
Preferred shares series C converted into common shares	1,056,681,936	1,056,682	(174,421)	(175)	(1,056,507)	—	—
Preferred shares series B cancellation	—	—	(20,000)	(20)	20	—	—
Common shares cancellation	(235,000,000)	(235,000)	—	—	235,000	—	—
Repurchase of Common shares	(50,699,000)	(50,699)	—	—	—	—	(50,699)
Imputed Interest	—	—	—	—	32,282	—	32,282
Net income	—	—	—	—	—	542,331	542,331
Balance – August 31, 2024	2,281,266,321	$2,281,266	100,000	$100	$11,024,203	$(11,845,667)	$1,459,902
Issuance of Common shares for cash	3,750,000,000	3,750,000	—	—	(3,100,000)	—	650,000
Issuance of Common shares for officer bonus	2,000,000,000	2,000,000	—	—	(1,600,000)	—	400,000
Reclassification of warrants	—	—	—	—	(970,945)	—	(970,945)
Imputed Interest	—	—	—	—	71,020	—	71,020
Net income	—	—	—	—	—	1,455,448	1,455,448
Balance – August 31, 2025	8,031,266,321	$8,031,266	100,000	$100	$5,424,278	$(10,390,219)	$3,065,425

The accompanying notes are an integral part of these financial statements.

AB INTERNATIONAL GROUP CORP.

Consolidated Statements of Cash Flows

	Years Ended
	August 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,455,448	$542,331
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Executive salaries paid in stock	400,000	—
Depreciation of fixed asset	1,903	3,879
Amortization of intangible asset	1,557,653	1,660,459
Loss on change in fair value of warrant liabilities	367,444	—
Gain from sales of software in progress	—	(85,000)
Imputed interest on loan from related parties	71,020	32,282
Non-cash lease expense	(43,824)	(9,633)
Costs of copyrights sold	1,644,893	119,517
Changes in operating assets and liabilities:
Accounts receivable	405,164	(624,572)
Prepaid expenses	(8,508)	—
Purchase of intangible assets	(8,170,272)	(1,440,912)
Accounts payable and accrued liabilities	57,118	(93,032)
Deferred revenue	(57,000)	57,000
Net cash (used in) provided by operating activities	(2,318,961)	162,319

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related party loan	1,618,222	(176,500)
Proceeds from common stock issuances	650,000	—
Repurchase of common shares	—	(38,485)
Net cash provided by (used in) financing activities	2,268,222	(214,985)

Net decrease in cash and cash equivalents	(50,739)	(52,666)
Cash and cash equivalents – beginning of year	64,430	117,096
Cash and cash equivalents – end of year	$13,691	$64,430

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Settlement of accrued CEO salaries with common stock	$—	$45,000
Net off purchase deposit with loan from related parties for sales of software	$—	$300,000
Unpaid repurchase of common shares	$—	$12,214
Expenses settled by CEO on behalf of the Company	$—	$6,388

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

On March 13, 2025, the Company incorporated AI+ Hubs Corp, a new wholly owned subsidiary pursuant to the Delaware General Corporation law. Through the subsidiary, the Company primarily engages in the acquisition, distribution, and licensing of copyrights for movies, television series, and short-form drama series.

On January 27, 2025, the Company sold its proprietary broadcasting platform, ABQQ.tv. Subsequently, in March 2025, the Company entered into an arrangement with a third-party platform to broadcast its movies and television series copyrights.

The Company continues to generate revenue primarily from the sale, and licensing (including broadcast and download licensing) of movies and television series, including short-form drama series. Other sources of revenue include the licensing of its NFT MMM platform, movie theater admissions, advertising and related food and beverage sales, embedded marketing services, and consulting services.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been consistently applied.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements have been prepared on a consolidated basis, with the Company’s wholly owned subsidiaries, App Board Limited, AB Cinemas NY, Inc and AI+ Hubs Corp. All intercompany balances and transactions have been eliminated in consolidation.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the year ended August 31, 2025 and 2024, respectively.

Foreign Currency Transactions

The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Gains and losses from translation of foreign currency into U.S. dollars are included in current results of operations.

Purchase Deposits

Purchase deposits primarily consist of payments made to acquire the copyrights and distribution rights of movies, Television series, short-form drama series and intellectual property of ufilm, etc. Purchase deposits are classified as either current or non-current based on the nature and the terms of the respective agreements. These purchase deposits are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Purchase deposits are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the year ended August 31, 2025 and 2024, respectively.

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

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets are recorded at the lower of cost or estimated fair value and amortized as follows:

•	Copyrights and broadcast rights: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years
•	NFT MMM platform: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the year ended August 31, 2025 and 2024, respectively.

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

The Company derives its revenues primarily from the following sources:

Revenue from selling copyrights of movies or television series:

Revenue from the sale of copyrights for movies or television series is recognized at a point in time when control of the intellectual property transfers to the customer. Control is considered transferred upon delivery of the master copy and completion of all requisite authorization procedures, as this is the point at which the customer has the legal right to direct the use of, and obtain substantially all of the remaining benefits from the copyright. Contracts are generally fixed-price arrangements without cancellation or refund provisions.

Revenue from licensing NFT MMM platform:

Revenue from NFT MMM platform licensing is recognized over time on a straight-line basis over the contractual license term, typically one or two years. The Company determined that the license provides customers the access to the platform and its data through both mobile and web interfaces for the license period, as the customer simultaneously receives and consumes the benefits provided by the Company's performance. The arrangements are non-cancelable and non-refundable with fixed consideration.

Revenue from movie theater admissions and food and beverage sales:

Revenue from movie theater admissions is recognized at a point in time when the movie is exhibited to customers, as this is when the performance obligation is satisfied. Food and beverage revenue is recognized at a point in time when customers take possession of the items. Revenue from gift card and exchange ticket sales is deferred until redemption occurs or upon estimation of breakage income for gift cards with a remote likelihood of redemption.

Revenue from embedded marketing service:

The Company earns revenue from embedded marketing services by incorporating advertisements into movies, television series or short-form drama series. Revenue is recognized at a point in time when the advertisement has been integrated into the media content and customer approval, as the customer can then direct the use of and obtain substantially all future economic benefits from the customized media content.

Revenue from consulting services:

The Company derives revenue from providing consulting services related to software development, corporate restructuring and strategic advisory. The Company also provides AI-based solutions and project oversight services that enhance content market accuracy, personalization, and advertising monetization for short drama platforms. Revenue from consulting services is recognized over time as the related services are performed, consistent with the continuous transfer of benefits to the customer.

 AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Revenue from advertising services in theaters

The Company generates advertising revenue from displaying commercials on theater screens prior to movie exhibitions. Revenue is recognized at a point in time when the advertisement is exhibited on screen to the audience.

Revenue from broadcast and download licensing

The Company grants non-exclusive, time-based licenses that allow customers to broadcast or provide download service of its films and television series, primarily short-form drama series, on their web or cloud-based platforms. License fees are charged per movie or per drama series based on the authorized period, typically on a monthly basis, and are not linked to user activity or download volume. The customer obtains a right to access the content during the license term. The Company satisfies its performance obligation by making the licensed content available to the customer and maintaining that accessibility throughout the license term. Accordingly, revenue is recognized over time on a straight-line basis throughout the license period.

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

As of August 31, 2025 and 2024, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

Disaggregation of revenue

The Company disaggregates its revenue from contracts by revenue streams, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The following table presents sales by revenue streams for the years ended August 31, 2025 and 2024, respectively:

	August 31, 2025	August 31, 2024
Theater admissions	$187,620	$276,428
Food and beverage sales	78,512	128,512
Theater advertisement	24,928	27,072
Theater revenue	291,060	432,012
Licensing for broadcast and download	1,599,920	—
Licensing for NFT platform	435,000	570,000
Embedded marketing service	1,298,283	507,508
Consulting services	270,000	354,147
Service revenue	3,603,203	1,431,655
Copyrights sales	2,474,300	1,436,800
Total revenue	$6,368,563	$3,300,467

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

No liabilities measured at fair value on a recurring basis as of August 31, 2025 and 2024, respectively.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. No warrants were included in the diluted income per share as they would be anti-dilutive. Preferred stocks were included in the diluted earnings per share as they would be dilutive.

	August 31, 2025	August 31, 2024
Net Income	$1,455,448	$542,331
Weighted Average Number of Shares Outstanding: Basic	4,792,910,157	2,288,078,401
Basic EPS	0.00	0.00

Net Income	$1,455,448	$542,331
Weighted Average Number of Shares Outstanding: Basic	4,792,910,157	2,288,078,401
Add: Preferred shares A	100,000	100,000
Weighted Average Number of Shares Outstanding: Diluted	4,793,010,157	2,288,178,401
Diluted EPS	0.00	0.00

  AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts of revenue in consolidated statements of operations and purchase of intangible assets in consolidated statements of cash flows have been reclassified to conform to the current period presentation.

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

Segment reporting

The Company follows ASU No. 2023-07, “Segment Reporting (Topic 280)”, which improves the disclosures about a public entity’s reportable segments and address requests from investors for more detailed information about a reportable segment’s expenses.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This pronouncement introduces new disclosure requirements aimed at enhancing transparency in financial reporting by requiring disaggregation of specific income statement expense captions. Under the new guidance, entities are required to disclose a breakdown of certain expense categories, such as: employee compensation; depreciation; amortization, and other material components. The disaggregated information can be presented either on the face of the income statement or in the notes to the financial statements, often using a tabular format. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 clarifies the guidance to determine the accounting acquirer in a business combination that is effected primarily by exchanging equity interests, when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. ASU 2025-03 requires entities to consider the same factors in ASC 805, Business Combinations, required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied on a prospective basis to any acquisition transaction that occurs after the initial application date. The Company does not expect a material effect on its consolidated financial statements upon adoption.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). ASU 2025-04 revises the definition of the term performance condition for share-based consideration payable to a customer to incorporate conditions that are based on the volume or monetary amount of a customer’s purchases or potential purchases. ASU 2025-04 also eliminates the policy election to account for forfeitures as they occur for awards with service conditions. ASU 2025-04 also clarifies that ASC 606 variable consideration guidance does not apply to share-based payments to customers; instead, vesting probability should be assessed solely under ASC 718, Compensation—Stock Compensation. ASU 2025-04 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-04 may be applied on either a modified retrospective basis or on a retrospective basis. The Company is currently assessing the impact this standard will have on the Company’s Consolidated Financial Statements.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue Recognition. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company does not expect a material effect on its consolidated financial statements upon adoption.

In August 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other (Topic 350) — Internal-Use Software (Subtopic 350-40): Targeted Improvements. This update provides clarifications and targeted improvements to the accounting for internal-use software, including enhanced guidance on the identification of software development activities, capitalization of implementation costs, and accounting for subsequent upgrades and maintenance. ASU 2025-06 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect a material effect on its consolidated financial statements upon adoption.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the balance sheets, statements of operations and comprehensive income and cash flows.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2025, the Company had limited cash, an accumulated deficit of approximately $10.4 million and a working capital deficit of approximately $3.3 million. For the year ended August 31, 2025, the Company had negative cash flow of approximately $2.3 million from its operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain continued financial support from its stockholders or external financing. Management believes the existing stockholders will continue to provide additional cash to meet the Company’s obligations as they become due. The Company also intends to fund operations through cash flow generated from the operations, including the expected copyrights sales and other revenue streams, equity financing, debt borrowings, and additional equity financing from outside investors, to ensure sufficient working capital. However, no assurance can be given that additional financing, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

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

The depreciation expense was $1,903 and $3,879 for the years ended August 31, 2025 and 2024, respectively.

As of August 31, 2025 and 2024, the balance of property and equipment was as follows:

	August 31, 2025	August 31, 2024
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(169,806)	(167,903)
Property and equipment, net	$2,472	$4,375

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS

As of August 31, 2025 and 2024, the balance of intangible assets was as follows:

	August 31, 2025	August 31, 2024
Movie copyrights and broadcast right	$5,893,783	$8,310,331
Television series	1,193,074	935,000
Short form drama series	5,413,923	—
NFT MMM platform	280,000	280,000
Total cost	12,780,780	9,525,331
Accumulated amortization	(8,008,356)	(9,154,407)
Intangible assets, net	$4,772,424	$370,924

The amortization expense for the years ended August 31, 2025 and 2024 was $1,557,653 and $1,660,459, respectively. Estimated future amortization expense is as follows:

Twelve months ending August 31,	Amortization expense
2026	$2,976,493
2027	1,795,931
Total	$4,772,424

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (continued)

On August 6, 2022, the Company licensed its NFT MMM platform to a third party, Anyone Pictures Limited, granting access to the platform and related data through both the mobile application and website for one year beginning August 20, 2022, at a monthly license fee of $60,000. Following a license renewal on November 1, 2023, the Company continued licensing the NFT MMM platform from November 1, 2023 through October 31, 2025, at a monthly license fee of $57,000; however, the agreement was terminated on January 31, 2025. On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited, which subsequently became a related party due to its shareholding. On June 1, 2025, the Company renewed the license, granting Anyone Pictures Limited access to the platform from June 1, 2025 through May 31, 2026, at a monthly license fee of $50,000. The Company retains ownership and all copyrights to the NFT MMM platform, including the mobile application “NFT MMM” and the website starestnet.io. For the years ended August 31, 2025 and 2024, the Company recognized license revenue of $435,000 and $570,000, respectively (see Note 8).

During the year ended August 31, 2024, the Company entered into several copyright acquisition agreements with All In One Media Ltd. On September 10, 2023, the Company acquired the copyrights for four movies for a total purchase price of $104,714, allowing the Company to distribute the films outside Mainland China. On November 27, 2023, the Company further acquired the Mainland China copyrights for the same four movies for an additional purchase price of $378,513. On September 30, 2023, the Company entered into another agreement to acquire the copyrights and global broadcast rights for two movies for a total purchase price of $212,562. On August 13, 2024, the Company entered into another agreement to acquire the copyrights and global broadcast rights for two additional movies for a total purchase price of $580,000.

During the year ended August 31, 2024, in November 2023, the Company entered into an agreement with Anyone Pictures Limited to sell the Mainland China copyrights of one movie for $180,000 and the offline broadcast rights of another movie for $211,800. The granted broadcast rights are globally exclusive, except for Mainland China.

During the year ended August 31, 2024, on November 21, 2023, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of one movie for $140,000. The granted broadcast rights are globally exclusive, except for Mainland China.

During the year ended August 31, 2024, on July 27, 2024, the Company has entered into an agreement with Anyone Pictures Limited to sell the mainland China copyrights of 3 movies for $800,000.

On August 5, 2024, the Company has entered into an agreement with Zestv Studios Limited to sell its offline broadcast rights of one movie for $105,000. The granted offline broadcast rights are globally exclusive, with the exception of Mainland China and United States. (See Note 8)

During the year ended August 31, 2024, the total sale amount of intangible assets was $1,436,800 and the total purchased amount of intangible assets was 695,789.

During the year ended August 31, 2025, on September 30, 2024, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of two movies for $55,000. The granted broadcast rights are globally exclusive, except for Mainland China.

During the year ended August 31, 2025, on September 30, 2024, the Company entered into an agreement with All In One Media Ltd. to acquire the copyrights and broadcast rights for one movie for a total purchase price of $360,000. The acquired rights allow the Company to broadcast the movie globally. On October 21, 2024, the Company entered into an agreement with Anyone Pictures Limited, a related party, to sell the broadcast rights for the same movie for $228,000. The granted broadcast rights are exclusive to Mainland China (see Note 8).

During the year ended August 31, 2025, the Company received the copyright and broadcast right for three movies from All In One Media Ltd for $800,000. The copyright allows the Company to broadcast globally.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS (continued)

During the year ended August 31, 2025, the Company also received the copyright and broadcast right of 20-episode TV drama and 10-episode TV drama from Stareastnet Portal Limited for $310,123 and $120,000, respectively. The movie copyright allows the Company to broadcast globally and the TV drama copyright allows the Company to broadcast globally with the exception of Mainland China.

During the year ended August 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to sell the ABQQ.TV website and the copyrights of 59 movies for $275,000. The copyrights are globally exclusive, with the exception of Mainland China.

During the year ended August 31, 2025, the Company entered into an agreement with Anyone Pictures Limited, a related party, to sell the broadcast rights of four movies for $300,000. The granted broadcast rights are exclusive to Mainland China. (see Note 8).

During the year ended August 31, 2025, the Company acquired from All In One Media Ltd. the copyrights and broadcast rights for one movie and 1,151 series and 195 series and 751 series of TV drama, for a price of $600,000, $3,455,000, $262,500, and $676,000, respectively. The movie rights permit global broadcast, while the TV drama rights allow global broadcast excluding Mainland China.

During the year ended August 31, 2025, the Company also acquired from Guangdong Huanshi Film Industry Co., Ltd. the copyrights and broadcast rights of 20 series, 360 series and 100 series of TV drama, for a price of $57,016, $913,671, and $49,736, respectively. These copyrights allow the Company to broadcast globally, except for Mainland China. In addition, the Company sold the broadcast rights of one movie to Guangdong Honor Film Co., Ltd. for $209,200, granting Mainland China exclusive rights.

During the year ended August 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of five movies for $201,100 and three movies for $440,000, respectively. The granted rights are globally, except for Mainland China.

During the year ended August 31, 2025, the Company entered into an agreement with Anyone Pictures Limited, a related party, to sell the broadcast rights of one movie for $356,000. The granted broadcast rights are Mainland China exclusive. The Company also entered into an agreement with Anyone Pictures Limited to sell the copyright of two series of TV dramas for $410,000. The TV drama copyright allows the Company to broadcast globally, except for Mainland China. (See Note 8)

During the year ended August 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to grant non-exclusive, time-based licenses allowing the customer to broadcast the Company’s films and television series, primarily short-form drama series. License fees are charged per movie or per drama series per month. The Company received total broadcast licensing fees of $988,920 from Capitalive Holdings Limited during the year ended August 31, 2025.

During the year ended August 31, 2025, the Company also licensed the download rights to Guangdong Dangliang Film Co., Ltd. to download the Company’s film through the cloud-based platforms. The licensed rights exclude Mainland China. License fees are charged per movie based on the authorized period, typically monthly or annually, and are not linked to user activity or download volume. The Company received total download licensing fees of $611,000 from Guangdong Dangliang Film Co., Ltd. during the year ended August 31, 2025.

During the year ended August 31, 2025, the total sale amount of intangible assets was $2,474,300 and the total purchased amount of intangible assets was $7,604,046.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEASES

In September 2023, the Company entered into a one month lease with a third party for an office space in Hong Kong, incurring a monthly rent of $766. The lease was terminated on November 30, 2023.

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date. The theater consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first two years, and $20,648 from the third year including real estate related taxes and landlord’s insurance.

On January 31, 2024, the end of the initial two-year rental period, the landlord agreed to continue to receive $14,366 from February 2024 to August 2025. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the years ended August 31, 2025 and 2024 was $128,572 and $163,529, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending August 31,
2026	$255,412
2027	107,276
Total future minimum lease payments	362,688
Less: imputed interest	(1,805)
Total	$360,883

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets, which relates to the acquisitions of copyrights and broadcast rights for movies, TV dramas, and software was as follows:

	August 31, 2025	August 31, 2024

Purchase deposit for copyright and broadcast right for movies and series	$1,011,349	$745,123
Purchase deposit for intellectual property of ufilm	300,000	—
Total purchase deposits for intangible assets	$1,311,349	$745,123

On February 23, 2024, the Company entered into an agreement to acquire the copyrights and broadcast rights of a movie and paid a purchase deposit of $300,000. On June 5, 2024, the Company entered into an agreement to acquire the copyrights and broadcast rights of a television drama series and paid a purchase deposit of $155,123. On August 13, 2024, the Company entered into an agreement to acquire the copyrights and broadcasting rights of two movies and paid a purchase deposit of $290,000. As of August 31, 2024, total purchase deposits for intangible assets amounted to $745,123.

On March 27, 2025, the Company entered into an agreement to acquire the copyrights and broadcast rights of 1,500 episodes of short form drama series. The granted broadcasting rights are exclusive to Mainland China. As of August 31, 2025, the Company had paid purchase deposits of $1,011,349 towards this acquisition. The company received these short form drama series in September 2025.

In May 2025, the Company entered into an agreement to acquire a license to the intellectual property (“IP”) of ufilm from AIHUB Releasing, Inc. for total consideration of $2,000,000. The original settlement terms required a payment of $500,000 in cash within 10 days of the agreement date, with the remaining $1,500,000 payable within 10 days following the successful completion of related SaaS system testing. On June 2, 2025, the parties mutually agreed to amend the agreement, under which the Company fully settled the purchase consideration by transferring its NFT MMM intellectual property to AIHUB Releasing, Inc. Subsequently, on July 12, 2025, the parties further amended the agreement. Under the revised terms, the Company agreed to acquire all rights to the ufilm AI IP from AIHUB Releasing, Inc. for a cash consideration of $300,000, replacing the previously agreed transfer of the Company’s NFT MMM IP. As of August 31, 2025, the Company had paid purchase deposits of full purchase price totaling $300,000. The asset has not yet been delivered and are currently undergoing third-party testing. It is expected to be delivered in late December 2025.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party loans and line of credit agreements

In support of the Company’s operations and cash requirements, the Company may rely on advances from stockholders until such time that it can sustain its operations or obtain adequate financing through equity sales or traditional debt financing.

Mr. Chiyuan Deng, the Chief Executive Officer

On June 1, 2023, Mr. Chiyuan Deng, the Company’s Chief Executive Officer and a stockholder, entered into a line of credit agreement with the Company. Under the agreement, Mr. Deng agreed to provide a line of credit of up to $1,500,000, which included the existing shareholder loan balance of $697,281. The line of credit is non-interest bearing and due on demand.

For the year ended August 31, 2025, Mr. Deng provided additional loans totaling $4,324,644 to meet the Company’s working capital needs. As of August 31, 2025, the Company had repaid $3,895,788. For the year ended August 31, 2024, Chiyuan Deng provided additional loans totaling $794,865 for its working capital needs. As of August 31, 2024, the Company has repaid $971,365. The loans are non-interest bearing and due on demand. The Company recognized imputed interest at 5% per annum on the outstanding balances as of August 31, 2025 and 2024. As of August 31, 2025 and 2024, the outstanding loan balances due to Mr. Deng were $622,030 and $193,174, respectively.

Anyone Pictures Limited

On March 1, 2025, the Company entered into a line of credit agreement with Anyone Pictures Limited, a related party, for up to $2,000,000. The loan is non-interest bearing and due on demand. During the year ended August 31, 2025, Anyone Pictures Limited advanced $2,473,601 to the Company for working capital purposes, of which $1,284,235 was repaid as of August 31, 2025. The Company recognized imputed interest at 5% per annum on the outstanding balances as of August 31, 2025. As of August 31, 2025, the outstanding loan balances due to Anyone Pictures Limited were $1,189,366.

Share issuance – related party - Anyone Pictures Limited

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of the agreement, the Company issued 2,000,000,000 shares of its common stock at a value of $0.00015 per share, for total gross proceeds of $300,000.

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Pursuant to this agreement, the Company issued 1,750,000,000 shares of its common stock at a value of $0.0002 per share, for total gross proceeds of $350,000. Following the issuance, Anyone Pictures Limited held approximately 47% of the Company’s total outstanding common stock.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Revenue and accounts receivable - related party - Anyone Pictures Limited

For the year ended August 31, 2025, the Company sold broadcast rights of six movies and two television series to Anyone Pictures Limited, a related party, for total consideration of $1,294,000. The Company also recognized a license revenue of $435,000 for granting Anyone Pictures Limited access to the NFT MMM platform. In addition, the Company recognized consulting service revenue of $270,000 from Anyone Pictures Limited related to AI-based solutions and project oversight services designed to enhance short drama market accuracy, personalization, and advertising monetization.

As of August 31, 2025, the Company had no outstanding accounts receivable from Anyone Pictures Limited.

Revenue and accounts receivable - related party - Zestv Studios Limited

On August 5, 2024, the Company has entered into an agreement with Zestv Studios Limited to license its offline broadcast rights of 1 movie for $105,000.   The granted offline broadcast rights are globally exclusive, with the exception of Mainland China and United States.

As of August 31, 2025 and 2024, the Company had no outstanding accounts receivable from Zestv Studios Limited.

Accounts payable and accrued liabilities – related party - Zestv Studios Limited

On November 28, 2023, the Company sold the software-in-progress to the Developer for $385,000. Zestv Studios Limited collected the payment on behalf of the Company. The payment of $385,000 reduced the loan from related parties as of November 30, 2023.

During the year ended August 31, 2024, Zestv Studios Limited has settled operating expenses of $154,942 on behalf of the Company. The amount paid by Zestv Studios Limited was fully settled as of August 31, 2024.

As of August 31, 2025 and 2024, the Company had $0 payable to Zestv Studios Limited.

Executives’ salaries

On September 11, 2020 and May 24, 2022, the Company entered into two amended employment agreements with Mr. Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreements, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares of common stock to the Company that he had received under his initial employment agreement. Mr. Deng elected to forgo his salaries effective from October 2023.

On February 14, 2025, the Company approved compensation of $99,000 to Mr. Deng for the three months ended February 28, 2025 and the issuance up to 2.5 billion shares of common stock. On March 14, 2025, the Company issued 2,000,000,000 shares of common stock to Mr. Deng, valued at market price of $0.0002 per share, for total consideration of $400,000.

For the year ended August 31, 2025, the Company incurred total compensation expense of $499,000 related to Mr. Deng, the Chief Executive Officer. For the year ended August 31, 2024, total compensation to Mr. Deng was $15,049.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the year ended August 31, 2025:

Issuance of common shares

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 shares of the Company’s common stock at a value of $0.00015 per share for gross proceeds of $300,000 (See Note 8).

On March 14, 2025, the Company issued 2,000,000,000 shares of the Company’s common stock valued at market price of $0.0002 per share for a total amount of $400,000 to Mr. Chiyuan Deng, the Chief Executive Office. (See Note 8).

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 1,750,000,000 shares of the Company’s common stock at a value of $0.0002 per share for total gross proceeds of $350,000 (See Note 8).

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Common shares (continued)

The Company had the following activities during the year ended August 31, 2024:

Issuance of restricted common shares

On October 5, 2023, the Board of Directors resolved to issue 225,000,000 shares of the Company’s restricted common stock, par value $0.001 per share, to Mr. Chiyuan Deng, the Chief Executive Officer, as settlement of his accrued executive salaries totaling $45,000.

Conversion of Series C preferred shares to common shares

During the year ended August 31, 2024, the Company issued total 1,056,681,936 common shares as the result of the conversion of total 174,421 Series C preferred shares.

Reverse Stock split

On June 12, 2023, the Board of Directors approved a reverse split for the Company’s issued and outstanding common stock, at a ratio of 1 share for every 10,000 shares, contingent upon receiving a market effectiveness date from FINRA. On September 8, 2023, however, the Board of Directors voted to cancel the proposed 1-for-10,000 reverse split, determining that it would not be in the best interest of the stockholders or the Company.

On April 22, 2024, the Board of Directors approved another reverse split of the Company’s issued and outstanding common stock, at a ratio of 1-for-2,000, also contingent upon FINRA approval. On August 19, 2024, the Board of Directors voted to cancel the planned 1-for-2,000 reverse split, concluding that proceeding with the action would not serve the best interests of the stockholders or the Company.

On June 5, 2025, the Company obtained the written consent of majority stockholders to grant discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the articles of incorporation to effect a reverse split of the issued and outstanding common stock within a range of 1-for-2,000 to 1-for-20,000. The exact ratio to be determined by the Board at a later date and is contingent upon receiving a market effectiveness date from FINRA.

Cancellation of Common shares

On February 5, 2024, the Board of Directors authorized the cancellation of 235,000,000 shares of the Company’s common stock.

Repurchase of common shares

On July 20, 2024, the Board of Directors approved the repurchase of 50,699,000 shares of the Company’s common stock from several shareholders for an aggregate purchase price of $50,699, or $0.001 per share. The repurchased shares are subsequently cancelled on August 26, 2024. The purchase price was settled in tranches. As of August 31, 2024, $38,485 of the purchase price has been paid. The remaining amount was settled in November 2024.

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

As of June 30,2025, the agreement was expired and Alumni Capital LP did not purchase any shares.

As of August 31, 2025 and 2024, the Company had 8,031,266,321 and 2,281,266,321 shares of common stock issued and outstanding, respectively.

Preferred shares

The Company had no preferred share activities during the year ended August 31, 2025.

The Company had the following preferred share activities during the year ended August 31, 2024:

During the year ended August 31, 2024, the Company converted a total 174,421 Series C preferred shares into common shares.

On November 30, 2023, the Board of Directors approved the withdrawal of the Amended Certificate of Designation for the Company’s Series C and Series D Preferred Stock. On December 1, 2023, the Board of Directors approved the withdrawal of the Certificate of Designation for the Company’s Series B Preferred Stock. The Series B Preferred Stock was subsequently cancelled during the year ended August 31, 2024.

As of August 31, 2025 and 2024, the Company had 100,000 and 100,000 shares of Series A preferred stock issued and outstanding, respectively.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

Warrants

2022 warrants

As a consideration of Common Stock Purchase Agreement signed with Alumni Capital on August 2, 2022, which resulted in Alumni Capital subscribing to a total of 200,000,000 shares of common stock for total proceeds of $146,475 as of August 31, 2023, Alumni Capital was granted the right to purchase up to 50,000,000 shares of the Company’s common stock (the “Warrant Shares”). The warrants have an exercise price of $0.02 per share and an exercise period commencing on August 2, 2022 and expiring on the fifth anniversary of the issuance date. The aggregate fair value of the warrants was estimated at $234,000 using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0048, risk-free interest rate of 2.85%, expected term of 5 years, exercise price of $0.02, expected volatility of 221.4%, and expected future dividends of nil.

2024 warrants

In connection with the Common Stock Purchase Agreement signed with Alumni Capital on June 13, 2024, the Company issued to Alumni a Common Stock Purchase Warrant dated the same day to purchase up to 1,943,304,434 shares of the Company’s common stock, representing (50%) of the commitment amount of $5 million, at an exercise price of $0.00129 per share, subject to adjustments, and ending on the 5 years anniversary of the issuance date. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of June 13, 2024. The exercise price is subject to change based on a change in the number of our outstanding shares.

The aggregate fair value of the warrants was estimated at $970,945, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0005; risk free rate of 4.24%; expected term of 5 years; exercise price of $0.0013; volatility of 310.94%; and expected future dividends of $0.

Management determined that these warrants meet the requirements for equity classification under ASC 815-40 because they are indexed to its own shares. The warrants were recorded at their fair value on the date of grant as a component of shareholders’ equity.

As of August 31, 2025, the Company was authorized to issue 10 billion shares of common stock. At that date, the Company had approximately 8.0 billion common shares issued and outstanding. If all outstanding common share warrants were exercised, the Company would be required to issue approximately 6.7 billion additional shares, which would exceed the number of authorized shares available. Because the Company did not have a sufficient number of authorized and unissued shares available for settlement, the warrants no longer met the equity classification criteria under ASC 815-40 and were reclassified as liabilities.

Upon reclassification, the warrants were measured at fair value, resulting in a warrant liability of $1,338,389, with $970,945 derecognized from equity and a loss of $367,444 recorded in earnings for the year ended August 31, 2025. The fair value was determined using the Black-Scholes option-pricing model

The aggregate fair value of the warrants was estimated at $1,338,389, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0002; risk free rate of 3.67%; expected term of 3.79 years; exercise price of $0.0004; volatility of 402.11%; and expected future dividends of $0.

Following reclassification, the warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 815-40.

As of August 31, 2025, 6,742,721,934 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 3.77 years.

A summary of the status of the Company’s warrants as of August 31, 2025 and 2024 is presented below:

	Number of warrants
	Original shares issued	Anti-dilution Adjusted
Warrants as of August 31, 2023	50,000,000	—
Warrants granted during the year	1,943,304,434	—
Warrants as of August 31, 2024	1,993,304,434	—
Adjustment	4,749,417,500	—
Exercisable as of August 31, 2025	6,742,721,934	—

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

As of August 31, 2025 and 2024, the components of net deferred tax assets, including a valuation allowance, were as follows:

	August 31, 2025	August 31, 2024
Deferred tax asset attributable to:
Net operating loss carryforwards	$1,580,516	$1,963,323
Less: valuation allowance	(1,580,516)	(1,963,323)
Net deferred tax asset	$—	$—

For the years ended August 31, 2025 and 2024, the Company and its subsidiaries generated net income. However, despite the current profitability, management believes that the Company’s earnings are not yet stable or sustainable. The Company also continues to experience negative working capital and has an accumulated deficit.

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which the related temporary differences become deductible. In making this assessment, management considers the scheduled reversal of deferred tax items, projected future taxable income, and feasible tax planning strategies.

As a result, management determined that it is more likely than not that the Company’s deferred tax assets will not be realized, even after considering the potential utilization of existing net operating loss (“NOL”) carryforwards. As of August 31, 2025 and August 31, 2024, the valuation allowance for deferred tax assets was $1,580,516 and $1,963,323, respectively.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended August 31, 2025 and 2024:

	Year ended
	August 31,
	2025		2024
Federal statutory tax rate	21%		21%
Change in valuation allowance	(21%	)	(21%	)
Effective tax rate	0%		0%

For the year ended August 31, 2025 and 2024, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carry forwarded, the Company and its subsidiaries did not incur any income tax for the year ended August 31, 2025 and August 31, 2024.

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATION RISK

Concentration

For the year ended August 31, 2025, 31%, 31% and 14% of the total revenue were generated from three customers, respectively. For the year ended August 31, 2024, 52% and 25% of the total revenue were generated from two customers, respectively.

As of August 31, 2025, 50%, 28% and 17% of the Company’s accounts receivable balance were receivable from three customers, respectively. As of August 31, 2024, 96% of the Company’s accounts receivable balance was receivable from one customer.

For the year ended August 31, 2025, 81% and 13% of the total purchase of copyrights were from two suppliers, respectively. For the year ended August 31, 2024, 100% of the total purchase of copyrights was from one supplier.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. In the United States, deposits at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor. As of August 31, 2025 and 2024, the Company maintained cash balances of $13,691 and $64,430, respectively, at financial institutions located in the United States. Management believes that these financial institutions are of high credit quality and continually monitors their creditworthiness to mitigate potential risks of loss.

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

Operating leases

The Company has a lease agreement to rent movie theatre with a third-party vendor as of August 31, 2025. (See Note 6)

AB INTERNATIONAL GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT INFORMATION

The Company follows FASB ASC Topic 280, Segment Reporting, as amended by ASU 2023-07. The Company’s Chief Operating Decision Maker (“CODM”), Mr. Deng, the Chief Executive Officer, is responsible for evaluating operating results and allocating resources among the Company’s operating segments. As a result of strategic business realignment, the Company has identified two reportable segments: the Copyrights and Licensing (“IP”) segment and the Cinema segment.

The following table presents summarized financial information by reportable segment for the years ended August 31, 2025 and 2024, respectively.

	IP Segment		Cinema Segment		Total
	Year ended		Year ended		Year ended
	August 31		August 31		August 31
	2025	2024	2025	2024	2025	2024
Revenue	$6,077,503	$2,868,455	$291,060	$432,012	$6,368,563	$3,300,467
Cost of copyrights sold	1,644,893	119,517	—	—	1,644,893	119,517
Operating costs	—	—	155,097	189,500	155,097	189,500
Depreciation and Amortization	1,559,556	1,664,338	—	—	1,559,556	1,664,338
Interest expense	71,020	31,588	—	—	71,020	31,588
Segment assets	6,637,538	2,257,669	26,618	91,501	6,664,156	2,349,170
Segment income (loss)	$1,658,964	$671,457	$(203,516)	$(129,126)	$1,455,448	$542,331

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

 On October 1, 2025, the Company entered into three consulting agreements with independent third-party consultants to provide business development services. Under the terms of the agreements, each of the consultants are entitled to receive an aggregate of 160,000,000 shares of the Company’s restricted common stock as compensation for services.

Upon execution of the agreements, the Company issued 30,000,000 restricted common shares to each of the consultants, totaling 90,000,000, which were delivered to the Company’s transfer agent in the consultants’ names and accounts.

Beginning in the fourth month following the agreement date, and continuing through the sixteenth month, for each of the consultant, the Company is required to issue 10,000,000 restricted common shares per month, to be delivered to the transfer agent in the Company’s name and account for subsequent release pursuant to the service schedule under the agreements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2025. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officer and director is as follows:

Name	Age	Position
Chiyuan Deng	61	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
Linqing Ye	45	Appointed on May 15, 2025, Resigned on June 4, 2025 as CEO and resigned on October 28, 2025 as Director

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

Linqing Ye

Linqing Ye, age 45, currently works as the vice president of Equivalent Film Limited since 2021. Mr. Ye worked as director and COO of the Company from August 2017 to August 2020. Previously, he worked in the management of a filming studio and production group. Mr. Ye has over 20 years of experience working in movie production, and from 2008 to 2010 he worked as a video photographer with a team that served as a partner for Google.

Aside from serving as a director with our Company from 2017 to 2020, Mr. Ye does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

On May 15, 2025, our board of directors appointed Linqing Ye as our Chief Executive Officer, Chief Financial Officer and a member of our board of directors. And on June 4, 2025, Linqing Ye resigned as our Chief Executive Officer and Chief Financial Officer, but remained as a member of our board of directors. On October 28, 2025, Linqing Ye resigned as a member of board of directors. There was no known disagreement with Mr. Ye on any matter relating to our operations, policies or practices.

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

The Audit Committee was established in October of 2019. As of the year ended August 31, 2025, we only have two directors, which has effectively ceased the work of the Audit Committee.

For the fiscal year ended August 31, 2025, the Audit Committee did not complete its tasks due to the lack of membership on the committee. Instead, one director resigned on October 28, 2025 and the sole member of the board authorized inclusion of the audited financial statements for the years ended August 31, 2025 and 2024 to be included in this Annual Report.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2025, there have been no late reports, failures to file or transactions not timely reported, except Ayone Pictures was late in filings its Form 3, and late in filings its Form 4, and Chiyuan Deng was late in filing a Form 4.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics and Financial Code of Ethics. These are attached as exhibits to our Annual Report for the year ended August 31, 2019.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chiyuan Deng President, CEO, CFO and Director	2025 2024	99,000 15,049	0 0	400,000 0	0 0	0 0	0 0	0 0	499,000 15,049
Linqing Ye Former CEO, CFO and Director	2025 2024	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

For the year ended August 31, 2025, the Company incurred total compensation of $499,000 for the Chief Executive Officer. For the year ended August 31, 2024, the Company incurred total compensation of $15,049 for Chief Executive Officer.

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

Director Compensation

 For the years ended August 31, 2024 and 2025, the Company doesn’t have any Director fees.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 28, 2025, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address for each beneficial owner is at 144 Main Street, Mt. Kisco, NY 10549.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)
Chiyuan Deng(3)	2,185,852,733	27%	100,000	100%
All Directors and Executive Officers as a Group (1 person)		27%	100,000	100%
5% Holders
Anyone Pictures Limited(4)	3,750,000,000	47%	—	—

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 8,121,266,321 shares of common stock issued and outstanding, and 100,000 shares of Series A Preferred Stock issued and outstanding, as of November 28, 2025.

(3)	Includes 2,182,252,733 shares held in his name, 2,100,000 shares held in Zestv Features Ltd in which he has voting and disposition authority, 1,400,000 shares held in Bonus Media Investment Limited in which he has voting and disposition authority, and 100,000 shares which may be acquired from converting 100,000 Series A shares.

(4)	Heidi Liu has voting and dispositive authority over these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, and the related party transactions disclosed in Note 12 of the Company’s consolidated financial statements for the years ended August 31, 2025, for the past two fiscal years there have not been, and there is not currently proposed, any other transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Related party loans and line of credit agreements

In support of the Company’s operations and cash requirements, the Company may rely on advances from stockholders until such time that it can sustain its operations or obtain adequate financing through equity sales or traditional debt financing.

Mr. Chiyuan Deng, the Chief Executive Officer

On June 1, 2023, Mr. Chiyuan Deng, the Company’s Chief Executive Officer and a stockholder, entered into a line of credit agreement with the Company. Under the agreement, Mr. Deng agreed to provide a line of credit of up to $1,500,000, which included the existing shareholder loan balance of $697,281. The line of credit is non-interest bearing and due on demand.

For the year ended August 31, 2025, Mr. Deng provided additional loans totaling $4,324,644 to meet the Company’s working capital needs. As of August 31, 2025, the Company had repaid $3,895,788. For the year ended August 31, 2024, Chiyuan Deng provided additional loans totaling $794,865 for its working capital needs. As of August 31, 2024, the Company has repaid $971,365. The loans are non-interest bearing and due on demand. The Company recognized imputed interest at 5% per annum on the outstanding balances as of August 31, 2025 and 2024. As of August 31, 2025 and 2024, the outstanding loan balances due to Mr. Deng were $622,030 and $193,174, respectively.

Anyone Pictures Limited

On March 1, 2025, the Company entered into a line of credit agreement with Anyone Pictures Limited, a related party, for up to $2,000,000. The loan is non-interest bearing and due on demand. During the year ended August 31, 2025, Anyone Pictures Limited advanced $2,473,601 to the Company for working capital purposes, of which $1,284,235 was repaid as of August 31, 2025. The Company recognized imputed interest at 5% per annum on the outstanding balances as of August 31, 2025. As of August 31, 2025, the outstanding loan balances due to Anyone Pictures Limited were $1,189,366.

Share issuance – related party - Anyone Pictures Limited

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of the agreement, the Company issued 2,000,000,000 shares of its common stock at a value of $0.00015 per share, for total gross proceeds of $300,000.

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Pursuant to this agreement, the Company issued 1,750,000,000 shares of its common stock at a value of $0.0002 per share, for total gross proceeds of $350,000. Following the issuance, Anyone Pictures Limited held approximately 47% of the Company’s total outstanding common stock.

Revenue and accounts receivable - related party - Anyone Pictures Limited

For the year ended August 31, 2025, the Company sold broadcast rights of six movies and two television series to Anyone Pictures Limited, a related party, for total consideration of $1,294,000. The Company also recognized a license revenue of $435,000 for granting Anyone Pictures Limited access to the NFT MMM platform. In addition, the Company recognized consulting service revenue of $270,000 from Anyone Pictures Limited related to AI-based solutions and project oversight services designed to enhance short drama market accuracy, personalization, and advertising monetization.

As of August 31, 2025, the Company had no outstanding accounts receivable from Anyone Pictures Limited.

Revenue and accounts receivable - related party - Zestv Studios Limited

 On August 5, 2024, the Company has entered into an agreement with Zestv Studios Limited to license its offline broadcast rights of 1 movie for $105,000.   The granted offline broadcast rights are globally exclusive, with the exception of Mainland China and United States.

As of August 31, 2025 and 2024, the Company had no outstanding accounts receivable from Zestv Studios Limited.

Accounts payable and accrued liabilities – related party - Zestv Studios Limited

On November 28, 2023, the Company sold the software-in-progress to the Developer for $385,000. Zestv Studios Limited collected the payment on behalf of the Company. The payment of $385,000 reduced the loan from related parties as of November 30, 2023.

During the year ended August 31, 2024, Zestv Studios Limited has settled operating expenses of $154,942 on behalf of the Company. The amount paid by Zestv Studios Limited was fully settled as of August 31, 2024.

As of August 31, 2025 and 2024, the Company had $nil payable to Zestv Studios Limited.

Executives’ salaries

On September 11, 2020 and May 24, 2022, the Company entered into two amended employment agreements with Mr. Chiyuan Deng, the Chief Executive Officer. Pursuant the amended agreements, the Company amended the compensation to Mr. Deng to include a salary of $180,000 annually, a reduction in common stock received under his initial employment agreement, a potential for a bonus in cash or shares, and the issuance of 100,000 shares of Series A Preferred Stock at par value $0.001. Mr. Deng returned 266,667 shares of common stock to the Company that he had received under his initial employment agreement. Mr. Deng elected to forgo his salaries effective from October 2023.

On February 14, 2025, the Company approved compensation of $99,000 to Mr. Deng for the three months ended February 28, 2025 and the issuance up to 2.5 billion shares of common stock. On March 14, 2025, the Company issued 2,000,000,000 shares of common stock to Mr. Deng, valued at market price of $0.0002 per share, for total consideration of $400,000.

For the year ended August 31, 2025, the Company incurred total compensation expense of $499,000 related to Mr. Deng, the Chief Executive Officer. For the year ended August 31, 2024, total compensation to Mr. Deng was $15,049.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2025	Prager Metis CPAs: $162,000	$0	$0	$0
2024	Prager Metis CPAs: $171,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

3.5	Certificate of Amendment, dated October 11, 2022	S-1	3.5	6/26/24

3.6	Certificate of Designation Series A Preferred	8-K	3.1	9/11/20

3.7	Certificate of Withdrawal of Designation for Series B Preferred	8-K	3.3	12/1/23

3.8	Certificate of Withdrawal of Designation for Series C Preferred	8-K	3.1	12/1/23

3.9	Certificate of Withdrawal of Designation for Series D Preferred	8-K	3.2	12/1/23

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

4.13	Convertible Promissory Note	8-K	4.1	8/24/2020

4.14	Convertible Promissory Note	8-K	4.1	9/4/20

4.15	Convertible Promissory Note	8-K	4.2	9/4/20

4.16	Convertible Promissory Note	8-K	4.1	10/15/20

4.17	Common Stock Purchase Warrant	8-K	4.1	8/2/22

4.18	Common Stock Purchase Warrant	8-K	4.1	6/13/24

10.1	Patent License Agreement	8-K	10.1	6/6/17

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.1	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Securities Purchase Agreement	8-K	10.1	8/24/20

10.17	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.18	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.19	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

10.20	Securities Purchase Agreement	8-K	10.1	9/4/20

10.21	Securities Purchase Agreement	8-K	10.2	9/4/20

10.22	Securities Purchase Agreement	8-K	10.1	10/15/20

10.23	Securities Purchase Agreement	8-K	10.1	10/20/20

10.24	Termination and Release Agreement	8-K	10.1	11/25/20

10.25	Termination and Release Agreement	8-K	10.1	12/1/20

10.26	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/29/21

10.27	Employment Agreement	8-K	10.1	2/24/21

10.28	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/2/21

10.29	Series C Preferred Stock Purchase Agreement	8-K	10.1	11/3/21

10.30	Lease Agreement	8-K	10.1	11/2/21

10.31	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/13/21

10.32	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/28/22

10.33	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/21/22

10.34	Amendment to Employment Agreement	8-K	10.1	5/24/22

10.35	Series C Preferred Stock Purchase Agreement	8-K	10.1	6/17/22

10.36	Series C Preferred Stock Purchase Agreement	8-K	10.1	8/1/22

10.37	Common Stock Purchase Agreement	8-K	10.1	8/2/22

10.38	Form of Repurchase Agreement	8-K	10.1	1/29/24

10.39	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/15/22

10.40	Common Stock Purchase Agreement	8-K	10.1	6/13/24

10.41	Stock Purchase Agreement	8-K	10.1	2/25/25

10.42	Contribution Agreement	8-K	10.1	5/9/25

10.45	License Agreement	8-K	10.2	5/9/25

10.46	Securities Purchase Agreement	8-K	10.1	5/27/25

10.47	Amendment to License Agreement	8-K	10.1	7/14/25

10.48	Final Execution Agreement for Intellectual Property Transfer	8-K	10.2	7/14/25

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

AB International Group Corp.

DATE	SIGNATURE	TITLE

December 1, 2025	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

December 1, 2025	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

