Form 10-K/A
period 2025-08-31
AB INTERNATIONAL GROUP CORP.
filed 2025-12-08
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

AB International Group Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was originally filed with the Securities and Exchange Commission on December 1, 2025 (the “Original Filing”).

The sole purpose of this Amendment is to file Exhibit 23.1 – Consent of Prager Metis CPAs, LLC, the Company’s independent registered public accounting firm, which was inadvertently omitted from the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A sets forth the complete text of Item 15 and includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, dated as of the date of this filing.

No other information included in the Original Filing is amended hereby, and this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or modify or update those disclosures affected by subsequent events.

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation	S-1	3.1	10/10/14

3.2	Bylaws	S-1	3.2	10/10/14

3.3	Certificate of Amendment	8-K	3.1	6/7/18

3.4	Certificate of Change	8-K	3.1	6/18/19

3.5	Certificate of Amendment, dated October 11, 2022	S-1	3.5	6/26/24

3.6	Certificate of Designation Series A Preferred	8-K	3.1	9/11/20

3.7	Certificate of Withdrawal of Designation for Series B Preferred	8-K	3.3	12/1/23

3.8	Certificate of Withdrawal of Designation for Series C Preferred	8-K	3.1	12/1/23

3.9	Certificate of Withdrawal of Designation for Series D Preferred	8-K	3.2	12/1/23

4.1	Convertible Promissory Note	8-K	4.1	11/21/19

4.2	Convertible Debenture	8-K	4.1	12/18/19
					.
4.3	Common Stock Purchase Warrant	8-K	4.2	12/18/19

4.4	Convertible Promissory Note	8-K	4.1	1/10/20

4.5	Convertible Promissory Note	8-K	4.2	1/10/20

4.6	10% Convertible Note	8-K	4.1	2/21/20

4.7	10% Convertible Note	8-K	4.2	2/21/20

4.8	Convertible Promissory Note	8-K	4.1	3/18/20

4.9	Common Stock Purchase Warrant	8-K	10.1	3/18/20

4.10	10% Convertible Note	8-K	4.1	7/23/20

4.11	Convertible Promissory Note	8-K	4.1	7/28/20

4.12	Common Stock Purchase Warrant	8-K	4.1	8.3.20

4.13	Convertible Promissory Note	8-K	4.1	8/24/2020

4.14	Convertible Promissory Note	8-K	4.1	9/4/20

4.15	Convertible Promissory Note	8-K	4.2	9/4/20

4.16	Convertible Promissory Note	8-K	4.1	10/15/20

4.17	Common Stock Purchase Warrant	8-K	4.1	8/2/22

4.18	Common Stock Purchase Warrant	8-K	4.1	6/13/24

10.1	Patent License Agreement	8-K	10.1	6/6/17

1

10.2	Agreement for Termination and Release	8-K	10.1	11/1/18

10.3	Chief Marketing Officer Employment Agreement	8-K	10.1	2/11/19

10.4	Chief Operating Officer Employment Agreement	8-K	10.1	2/11/19

10.5	Securities Purchase Agreement	8-K	10.1	11/21/19

10.6	Securities Purchase Agreement	8-K	10.1	12/18/19

10.7	Securities Purchase Agreement	8-K	10.1	1/10/20

10.8	Securities Purchase Agreement	8-K	10.2	1/10/20

10.9	Securities Purchase Agreement	8-K	10.1	2/21/20

10.10	Securities Purchase Agreement	8-K	10.2	2/21/20

10.11	Securities Purchase Agreement	8-K	4.2	3/18/20

10.12	Securities Purchase Agreement	8-K	10.1	7/23/20

10.13	Securities Purchase Agreement	8-K	10.1	7/28/20

10.14	Equity Purchase Agreement	8-K	10.1	8/3/20

10.15	Registration Rights Agreement	8-K	10.2	8/3/20

10.16	Securities Purchase Agreement	8-K	10.1	8/24/20

10.17	Separation Agreement and Release with Jianli Deng, dated August 29, 2020	8-K	10.1	9/1/20

10.18	Separation Agreement and Release with Lijun Yu, dated August 29, 2020	8-K	10.2	9/1/20

10.19	Separation Agreement and Release with Linqing Ye, dated August 29, 2020	8-K	10.3	9/1/20

10.20	Securities Purchase Agreement	8-K	10.1	9/4/20

10.21	Securities Purchase Agreement	8-K	10.2	9/4/20

10.22	Securities Purchase Agreement	8-K	10.1	10/15/20

10.23	Securities Purchase Agreement	8-K	10.1	10/20/20

10.24	Termination and Release Agreement	8-K	10.1	11/25/20

10.25	Termination and Release Agreement	8-K	10.1	12/1/20

10.26	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/29/21

10.27	Employment Agreement	8-K	10.1	2/24/21

10.28	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/2/21

10.29	Series C Preferred Stock Purchase Agreement	8-K	10.1	11/3/21

10.30	Lease Agreement	8-K	10.1	11/2/21

10.31	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/13/21

2

10.32	Series C Preferred Stock Purchase Agreement	8-K	10.1	1/28/22

10.33	Series C Preferred Stock Purchase Agreement	8-K	10.1	3/21/22

10.34	Amendment to Employment Agreement	8-K	10.1	5/24/22

10.35	Series C Preferred Stock Purchase Agreement	8-K	10.1	6/17/22

10.36	Series C Preferred Stock Purchase Agreement	8-K	10.1	8/1/22

10.37	Common Stock Purchase Agreement	8-K	10.1	8/2/22

10.38	Form of Repurchase Agreement	8-K	10.1	1/29/24

10.39	Series C Preferred Stock Purchase Agreement	8-K	10.1	9/15/22

10.40	Common Stock Purchase Agreement	8-K	10.1	6/13/24

10.41	Stock Purchase Agreement	8-K	10.1	2/25/25

10.42	Contribution Agreement	8-K	10.1	5/9/25

10.45	License Agreement	8-K	10.2	5/9/25

10.46	Securities Purchase Agreement	8-K	10.1	5/27/25

10.47	Amendment to License Agreement	8-K	10.1	7/14/25

10.48	Final Execution Agreement for Intellectual Property Transfer	8-K	10.2	7/14/25

23.1	Consent of Prager Metis CPSs, LLC				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101 INS*	Inline XBLR Instance Document
101 SCH*	Inline XBLR Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AB International Group Corp.

DATE	SIGNATURE	TITLE

December 5, 2025	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

DATE	SIGNATURE	TITLE

December 5, 2025	/s/ Chiyuan Deng	Chief Executive Officer, Chief Financial Officer and Director
	Chiyuan Deng	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4