Form 10-Q
period 2025-11-30
AI Era Corp.
filed 2026-01-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2025
☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to__________
Commission File Number: 000-55979

AI Era Corp.

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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 3,201,107 common shares as of January 13, 2026.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2025 and August 31, 2025 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended November 30, 2025 and 2024 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended November 30, 2025 and 2024 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended November 30, 2025 and 2024 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2025	2025

ASSETS
Current Assets
Cash and cash equivalents	$11,766	$13,691
Prepaid expenses	8,053	8,508
Accounts receivable	89,597	219,408
Total Current Assets	109,416	241,607

Property and equipment, net	1,996	2,472
Right of use operating lease assets	239,945	291,064
Intangible assets, net	5,503,643	4,772,424
Purchase deposits for intangible assets	300,000	1,311,349
Security deposit	45,240	45,240
TOTAL ASSETS	$6,200,240	$6,664,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$43,513	$88,063
Loan from related parties	1,039,625	1,811,396
Current portion of obligations under operating leases	255,435	253,785
Warrants Liability	1,353,067	1,338,389
Total Current Liabilities	2,691,640	3,491,633

Obligations under operating leases, non-current	42,875	107,098
Total Liabilities	2,734,515	3,598,731

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of November 30, 2025 and August 31, 2025, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,061,107 and 4,016,107 shares issued and outstanding, as of November 30, 2025 and August 31, 2025, respectively*	4,061	4,016
Additional paid-in capital *	13,488,883	13,451,528
Accumulated deficit	(10,027,319)	(10,390,219)
Total Stockholders’ Equity	3,465,725	3,065,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,200,240	$6,664,156

 *Retroactively restated for the effect of reverse stock split (see Note 9).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	November 30,
	2025	2024

REVENUE
Copyrights sales	$—	$283,000
Service revenue	1,065,720	265,200
Service revenue – related party	420,000	—
Theater revenue	37,409	78,150
Total revenue	1,523,129	626,350

OPERATING COSTS AND EXPENSES
Costs of copyrights sold	—	(279,884)
Amortization expenses	(918,781)	(154,722)
Theatre operating costs	(21,356)	(44,960)
General and administrative expenses	(186,014)	(199,525)
Total Operating Costs And Expenses	(1,126,151)	(679,091)

Income (Loss) From Operations	396,978	(52,741)

OTHER (EXPENSES) INCOME
Interest expense – related parties	(19,400)	(2,298)
Loss on change in fair value of warrant liabilities	(14,678)	—
Other income	—	5,003
Total Other (Expenses) Income	(34,078)	2,705

Income (Loss) Before Income Tax Benefit	362,900	(50,036)

Income tax	—	—
NET INCOME (LOSS)	$362,900	$(50,036)

NET INCOME (LOSS) PER SHARE: BASIC	$0.09	$(0.04)
NET INCOME (LOSS) PER SHARE: DILUTED	$0.09	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC*	4,046,272	1,141,107
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED*	4,146,272	1,141,107

*Retroactively restated for the effect of reverse stock split (see Note 9).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares*	Amount*	Number of Shares	Amount	Additional Paid-in Capital *	Accumulated Deficit	Total Equity

Balance – August 31, 2024	1,141,107	$1,141	100,000	$100	$13,304,329	$(11,845,667)	$1,459,902
Imputed Interest	—	—	—	—	2,298	—	2,298
Net loss	—	—	—	—	—	(50,036)	(50,036)
Balance – November 30, 2024	1,141,107	$1,141	100,000	$100	$13,306,627	$(11,895,703)	$1,412,164

Balance – August 31, 2025	4,016,107	$4,016	100,000	$100	$13,451,528	$(10,390,219)	$3,065,425
Issuance of Common shares for consulting services	45,000	45	—	—	17,955	—	18,000
Imputed Interest	—	—	—	—	19,400	—	19,400
Net income	—	—	—	—	—	362,900	362,900
Balance – November 30, 2025	4,061,107	$4,061	100,000	$100	$13,488,883	$(10,027,319)	$3,465,725

*Retroactively restated for the effect of reverse stock split (see Note 9).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$362,900	$(50,036)
Adjustments to reconcile net income to net cash provided by operating activities:
Consulting fees paid in stock	18,000	—
Depreciation of fixed asset	476	477
Amortization of intangible asset	918,781	154,722
Loss on change in fair value of warrant liabilities	14,678	—
Imputed interest on loan from related parties	19,400	2,298
Non-cash lease expense	(11,454)	(10,261)
Costs of copyrights sold	—	279,884
Changes in operating assets and liabilities:
Accounts receivable	129,811	398,361
Prepaid expenses	455	—
Purchase of intangible assets	(638,651)	(555,000)
Accounts payable and accrued liabilities	(44,550)	20,664
Net cash provided by operating activities	769,846	241,109

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party loan	(771,771)	(38,813)
Net cash used in financing activities	(771,771)	(38,813)

Net (decrease) increase in cash and cash equivalents	(1,925)	202,296
Cash and cash equivalents – beginning of period	13,691	64,430
Cash and cash equivalents – end of period	$11,766	$266,726

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of AI Era Corp. (Formerly known as AB International Group Corp.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2025, is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025.

The unaudited consolidated financial statements as of and for the three months ended November 30, 2025 and 2024, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three months ended November 30, 2025 and 2024 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three months ended November 30, 2025 and 2024, respectively.

Foreign Currency Transactions

The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Gains and losses from translation of foreign currency into U.S. dollars are included in current results of operations.

Purchase Deposits

Purchase deposits primarily consist of payments made to acquire the copyrights and distribution rights of movies, Television series, short-form drama series and intellectual property of ufilm, etc. Purchase deposits are classified as either current or non-current based on the nature and the terms of the respective agreements. These purchase deposits are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Purchase deposits are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three months ended November 30, 2025 and 2024, respectively.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three months ended November 30, 2025 and 2024, respectively.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

 AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

As of November 30, 2025 and August 31, 2025, other than accounts receivable, the Company had no material contract assets, contract liabilities or deferred contract costs recorded on its consolidated balance sheets.

Disaggregation of revenue

The Company disaggregates its revenue from contracts by revenue streams, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The following table presents sales by revenue streams for the three months ended November 30, 2025 and 2024, respectively:

	Three months ended
	November 30, 2025	November 30, 2024
Theater admissions	$23,664	$49,501
Food and beverage sales	12,853	23,934
Theater advertisement	892	4,715
Theater revenue	37,409	78,150
Licensing for broadcast and download	630,550	—
Licensing for NFT platform	150,000	171,000
Embedded marketing service	435,170	94,200
Consulting services	270,000	—
Service revenue	1,485,720	265,200
Copyrights sales	—	283,000
Total revenue	$1,523,129	$626,350

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

Warrant liability was  measured at fair value on a recurring basis as of November 30, 2025 and August 31, 2025, respectively.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. No warrants were included in the diluted income per share as they would be anti-dilutive. During the three months ended November 30, 2025, preferred stocks were included in the diluted earnings per share as they would be dilutive.   During the three months ended November 30, 2024, no preferred stocks were included in the diluted earnings per share as they would be anti-dilutive.

	November 30, 2025	November 30, 2024
Net Income	$362,900	$(50,036)
Weighted Average Number of Shares Outstanding: Basic *	4,046,272	1,141,107
Basic EPS*	0.09	(0.04)

Net Income	$362,900	$(50,036)
Weighted Average Number of Shares Outstanding: Basic *	4,046,272	1,141,107
Add: Preferred shares A	100,000	—
Weighted Average Number of Shares Outstanding: Diluted*	4,146,272	1,141,107
Diluted EPS*	0.09	(0.04)

*Retroactively restated for the effect of reverse stock split (see Note 9).

  AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain prior period amounts of revenue in consolidated statements of operations and purchase of intangible assets in consolidated statements of cash flows have been reclassified to conform to the current period presentation.

Warrants

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants are evaluated at issuance to determine whether they meet the criteria for equity classification under ASC 815-40, Contracts in Entity’s Own Equity. Warrants that do not meet the equity classification criteria are classified as warrant liabilities. Equity-classified warrants are recorded in additional paid-in capital and are not subsequently remeasured.

Warrant liabilities are initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date until exercised, expired, or otherwise settled. Changes in fair value are recognized in earnings within the consolidated statements of operations.

The fair value of warrant liabilities is determined in accordance with ASC 820, Fair Value Measurement, using valuation techniques such as option-pricing models that incorporate assumptions including expected volatility, risk-free interest rate, expected term, and the Company’s stock price.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

As of November 30, 2025, the Company had limited cash, an accumulated deficit of approximately $10.0 million and a working capital deficit of approximately $2.6 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

The Company capitalized the renovation cost as leasehold improvement and the cost of furniture and appliances as fixed asset. Leasehold improvement relates to renovation and upgrade of the leased office.

The depreciation expense was $476 and $477 for the three months ended November 30, 2025 and 2024, respectively.

As of November 30, 2025 and August 31, 2025, the balance of property and equipment was as follows:

	November 30, 2025	August 31, 2025
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(170,282)	(169,806)
Property and equipment, net	$1,996	$2,472

NOTE 5 – INTANGIBLE ASSETS

As of November 30, 2025 and August 31, 2025, the balance of intangible assets was as follows:

	November 30, 2025	August 31, 2025
Movie copyrights and broadcast right	$5,893,783	$5,893,783
Television series	1,193,074	1,193,074
Short form drama series	7,063,923	5,413,923
NFT MMM platform	280,000	280,000
Total cost	14,430,780	12,780,780
Accumulated amortization	(8,927,137)	(8,008,356)
Intangible assets, net	$5,503,643	$4,772,424

The amortization expense for the three months ended November 30, 2025 and 2024 was $918,781 and $154,722, respectively. Estimated future amortization expense is as follows:

Twelve months ending November 30,	Amortization expense
2026	$3,789,224
2027	1,714,420
Total	$5,503,643

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

On August 6, 2022, the Company licensed its NFT MMM platform to a third party, Anyone Pictures Limited, granting access to the platform and related data through both the mobile application and website for one year beginning August 20, 2022, at a monthly license fee of $60,000. Following a license renewal on November 1, 2023, the Company continued licensing the NFT MMM platform from November 1, 2023 through October 31, 2025, at a monthly license fee of $57,000; however, the agreement was terminated on January 31, 2025. On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited, which subsequently became a related party due to its shareholding. On June 1, 2025, the Company renewed the license, granting Anyone Pictures Limited access to the platform from June 1, 2025 through May 31, 2026, at a monthly license fee of $50,000. The Company retains ownership and all copyrights to the NFT MMM platform, including the mobile application “NFT MMM” and the website starestnet.io. For the three months ended November 30, 2025 and 2024, the Company recognized license revenue of $150,000 and $171,000, respectively (see Note 8).

During the three months ended November 30, 2024, on September 30, 2024, the Company entered into an agreement with Capitalive Holdings Limited to sell the offline broadcast rights of two movies for $55,000. The granted broadcast rights are globally exclusive, except for Mainland China.

During the three months ended November 30, 2024, on September 30, 2024, the Company entered into an agreement with All In One Media Ltd. to acquire the copyrights and broadcast rights for one movie for a total purchase price of $360,000. The acquired rights allow the Company to broadcast the movie globally. On October 21, 2024, the Company entered into an agreement with Anyone Pictures Limited, a related party, to sell the broadcast rights in Mainland China for the same movie for $228,000.

 During the three months ended November 30, 2024, the total sale amount of intangible assets was $283,000 and the total intangible assets received was $360,000.

On March 27, 2025, the Company entered into an agreement with All-in-One Media Ltd. to acquire the copyrights and broadcast rights of 1,500 episodes of short form drama series. On September 28, 2025, the Company entered into another agreement to acquire the copyrights and broadcast rights of 500 episodes of short form drama series. During the three months ended November 30, 2025, the Company received the copyrights from All-in-One Media Ltd. of 1,500 series and 500 series of TV drama for a price of $1,350,000 and $300,000, respectively. These copyrights allow the Company to broadcast globally, except for Mainland China.

During the year ended August 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to grant non-exclusive, time-based licenses allowing the customer to broadcast the Company’s films and television series, primarily short-form drama series. License fees are charged per movie or per drama series per month. The Company received total broadcast licensing fees of $82,240 and $0 from Capitalive Holdings Limited during the three months ended November 30, 2025 and 2024.

During the year ended August 31, 2025, the Company also licensed the download rights to Guangdong Dangliang Film Co., Ltd. to download the Company’s film through the cloud-based platforms. The licensed rights exclude Mainland China. License fees are charged per movie based on the authorized period, typically monthly or annually, and are not linked to user activity or download volume. The Company received total download licensing fees of $548,310 and $0 from Guangdong Dangliang Film Co., Ltd. during the three months ended November 30, 2025 and 2024.

During the three months ended November 30, 2025, the total sale amount of intangible assets was $0 and the total intangible assets received was $1,650,000.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LEASES

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

On January 31, 2024, the end of the initial two-year rental period, the landlord agreed to continue to receive $14,366 from February 2024 to November 2025. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses.

Total lease expense for the three months ended November 30, 2025 and 2024 was $31,646 and $32,839, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending November 30,
2026	$256,642
2027	42,910
Total future minimum lease payments	299,552
Less: imputed interest	(1,242)
Total	$298,310

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets, which relates to the acquisitions of copyrights and broadcast rights for movies, TV dramas, and software was as follows:

	November 30, 2025	August 31, 2025

Purchase deposit for copyright and broadcast right for movies and series	$—	$1,011,349
Purchase deposit for intellectual property of ufilm	300,000	300,000
Total purchase deposits for intangible assets	$300,000	$1,311,349

On March 27, 2025, the Company entered into an agreement to acquire the copyrights and broadcast rights of 1,500 episodes of short form drama series. The granted broadcasting rights are exclusive to Mainland China. As of August 31, 2025, the Company had paid purchase deposits of $1,011,349 towards this acquisition. The company received these short form drama series in September 2025.

In May 2025, the Company entered into an agreement to acquire a license to the intellectual property (“IP”) of ufilm from AIHUB Releasing, Inc. for total consideration of $2,000,000. The original settlement terms required a payment of $500,000 in cash within 10 days of the agreement date, with the remaining $1,500,000 payable within 10 days following the successful completion of related SaaS system testing. On June 2, 2025, the parties mutually agreed to amend the agreement, under which the Company fully settled the purchase consideration by transferring its NFT MMM intellectual property to AIHUB Releasing, Inc. Subsequently, on July 12, 2025, the parties further amended the agreement. Under the revised terms, the Company agreed to acquire all rights to the ufilm AI IP from AIHUB Releasing, Inc. for a cash consideration of $300,000, replacing the previously agreed transfer of the Company’s NFT MMM IP. As of November 30, 2025 and August 31, 2025, the Company had paid purchase deposits of full purchase price totaling $300,000. The asset was delivered on January 12, 2026.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended November 30, 2025, Mr. Deng provided additional loans totaling $517,718 to meet the Company’s working capital needs. As of November 30, 2025, the Company had repaid $1,130,235. For the three months ended November 30, 2024, Chiyuan Deng has further loaned a total of $16,832 for its working capital needs. As of November 30, 2024, the Company has repaid $55,645. The loans are non-interest bearing and due on demand. The Company recognized imputed interest at 5% per annum on the outstanding balances as of November 30, 2025 and August 31, 2025. As of November 30, 2025 and August 31, 2025, the outstanding loan balances due to Mr. Deng were $9,514 and $622,030, respectively.

Anyone Pictures Limited

On March 1, 2025, the Company entered into a line of credit agreement with Anyone Pictures Limited, the Company’s major stockholder,  for up to $2,000,000. The loan is non-interest bearing and due on demand. For the three months ended November 30, 2025, Anyone Pictures Limited advanced $323,941 to the Company for working capital purposes $483,195 was repaid as of November 30, 2025. The Company recognized imputed interest at 5% per annum on the outstanding balances as of November 30, 2025 and August 31, 2025. As of November 30, 2025 and August 31, 2025, the outstanding loan balances due to Anyone Pictures Limited were $1,030,112 and $1,189,366, respectively.

Revenue and accounts receivable - related party - Anyone Pictures Limited

For the three months ended November 30, 2025, the Company recognized a license revenue of $150,000 for granting Anyone Pictures Limited access to the NFT MMM platform. In addition, the Company recognized consulting service revenue of $270,000 from Anyone Pictures Limited related to AI-based solutions and project oversight services designed to enhance short drama market accuracy, personalization, and advertising monetization.

As of November 30, 2025 and August 31, 2025, the Company had no outstanding accounts receivable from Anyone Pictures Limited.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the three months ended November 30, 2025:

Issuance of common shares for consulting services

On October 1, 2025, the Company entered into three consulting agreements with independent third-party consultants to provide business development services. Under the terms of the agreements, each of the consultants are entitled to receive an aggregate of 160,000,000 (split-adjusted 80,000) shares of the Company’s restricted common stock as compensation for services.

Upon execution of the agreements, the Company issued 30,000,000 (split-adjusted 15,000) restricted common shares to each of the consultants, totaling 90,000,000 (split-adjusted 45,000), which were delivered to the Company’s transfer agent in the consultants’ names and accounts. Under the terms of the agreement, the Company issued 90,000,000 (split-adjusted 45,000), shares of its common stock at a value of $0.0002 per share, for total consulting expenses of $18,000.

Beginning in the fourth month following the agreement date, and continuing through the sixteenth month, for each of the consultant, the Company is required to issue 10,000,000 (split-adjusted 5,000) restricted common shares per month, to be delivered to the transfer agent in the Company’s name and account for subsequent release pursuant to the service schedule under the agreements.

Reverse Stock split

On June 5, 2025, the Company obtained the written consent of majority stockholders to grant discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the articles of incorporation to effect a reverse split of the issued and outstanding common stock within a range of 1-for-2,000 to 1-for-20,000. The exact ratio to be determined by the Board at a later date and is contingent upon receiving a market effectiveness date from FINRA. The Board of Directors has fixed the reverse-split ratio at 1-for-2,000 and has directed that the reverse stock split implemented effective December 18, 2025 (the “Market Effective Date”) upon receipt of FINRA’s market-effective notice on December 17, 2025. As a result of the share consolidation, each 2,000 common shares outstanding automatically combines and converts to one issued and outstanding common share without any action on the part of the shareholder. The share consolidation reduces the number of common shares issued and outstanding from 8,121,266,321 to 4,061,107 as of November 30, 2025. The authorized number of common shares will be remained the same.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Common shares (continued)

The Company had no activities for the three months ended November 30, 2024.

As of November 30, 2025 and August 31, 2025, the Company had 8,121,266,321 (split-adjusted 4,061,107) and 8,031,266,321 (split-adjusted 4,016,107) shares of common stock issued and outstanding, respectively.

 Preferred shares

The Company had no preferred share activities for the three months ended November 30, 2025   and 2024.

As of November 30, 2025 and August 31, 2025, the Company had 100,000 and 100,000 shares of Series A preferred stock issued and outstanding, respectively.

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

2024 warrants

In connection with the Common Stock Purchase Agreement signed with Alumni Capital on June 13, 2024, the Company issued to Alumni a Common Stock Purchase Warrant dated the same day to purchase up to 1,943,304,434 shares of the Company’s common stock, representing (50%) of the commitment amount of $5 million, at an exercise price of $0.00129 per share, subject to adjustments, and ending on the 5 years anniversary of the issuance date. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of June 13, 2024. The exercise price is subject to change based on a change in the number of the outstanding shares.

As of November 30, 2025 and August 31, 2025, the Company was authorized to issue 10 billion shares of common stock. As of November 30, 2025 and August 31, 2025, the Company had approximately 8.1 billion and 8.0 billion common shares issued and outstanding, respectively. If all outstanding common share warrants were exercised, the Company would be required to issue approximately 6.8 billion and 6.7 billion additional shares, which would exceed the number of authorized shares available. Because the Company did not have a sufficient number of authorized and unissued shares available for settlement, the warrants do not meet the equity classification criteria under ASC 815-40 and were classified as liabilities. The warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 815-40.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

Warrants (continued)

As of November 30, 2025, the aggregate fair value of the warrants was estimated at $1,353,067, with a loss from change in fair value of warrant liabilities of $14,678 recorded in earnings for the three months ended November 30, 2025, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0002; risk free rate of 3.56%; expected term of 3.54 years; exercise price of $0.0004; volatility of 386.67%; and expected future dividends of $0.

As of August 31, 2025, the aggregate fair value of the warrants was estimated at $1,338,389, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0002; risk free rate of 3.67%; expected term of 3.79 years; exercise price of $0.0004; volatility of 402.11%; and expected future dividends of $0.

As of November 30, 2025, 6,817,721,934 (split-adjusted 3,408,861) warrants in connection with two equity financings were outstanding, with weighted average remaining life of 3.52 years.

A summary of the status of the Company’s warrants as of November 30, 2025 and August 31, 2025 is presented below:

	Number of warrants
	Original shares issued	Original shares issued (split-adjusted)	Anti-dilution Adjusted
Warrants as of August 31, 2024	1,993,304,434	996,652	—
Adjustment	4,749,417,500	2,374,709	—
Exercisable as of August 31, 2025	6,742,721,934	3,371,361	—
Adjustment	75,000,000	37,500	—
Exercisable as of November 30, 2025	6,817,721,934	3,408,861	—

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

As of November 30, 2025 and August 31, 2025, the components of net deferred tax assets, including a valuation allowance, were as follows:

	November 30, 2025	August 31, 2025
Deferred tax asset attributable to:
Net operating loss carryforwards	$1,501,224	$1,580,516
Less: valuation allowance	(1,501,224)	(1,580,516)
Net deferred tax asset	$—	$—

For the three months ended November 30, 2025 and 2024, the Company and its subsidiaries generated net income and net losses respectively. However, despite the current profitability, management believes that the Company’s earnings are not yet stable or sustainable. The Company also continues to experience negative working capital and has an accumulated deficit.

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

As a result, management determined that it is more likely than not that the Company’s deferred tax assets will not be realized, after considering the potential utilization of existing net operating loss (“NOL”) carryforwards. As of November 30, 2024 and August 31, 2025, the valuation allowance for deferred tax assets was $1,501,224 and $1,580,516, respectively.

Reconciliation between the statutory rate and the effective tax rate is as follows for the three months ended November 30, 2025 and 2024:

	Three months ended
	November 30,
	2025	2024
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21%)	(21%)
Effective tax rate	0%	0%

During the three months ended November 30, 2025, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carry forwarded, the Company and its subsidiaries did not incur any income tax for the three months ended November 30, 2025.

During the three months ended November 30, 2024, the Company and its subsidiaries incurred net losses. As a result, the Company and its subsidiaries did not incur any income tax for the three months ended November 30, 2024.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – CONCENTRATION RISK

Concentration

For the three months ended November 30, 2025, 36%, 28% and 22% of the total revenue were generated from three customers, respectively. For the three months ended November 30, 2024, 64% and 15% of the total revenue were generated from two customers, respectively.

As of November 30, 2025, 90% and 10% of the Company’s accounts receivable balances were receivable from two customers, respectively. As of August 31, 2025, 50%, 28% and 17% of the Company’s accounts receivable balances were receivable from three customers, respectively.

For the three months ended November 30, 2025, 100% of the total purchase of copyrights was from one supplier. For the three months ended November 30, 2024, 100% of the total purchase of copyrights was from one supplier.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. In the United States, deposits at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor. As of November 30, 2025 and August 31, 2025, the Company maintained cash balances of $11,766 and $13,691, respectively, at financial institutions located in the United States. Management believes that these financial institutions are of high credit quality and continually monitors their creditworthiness to mitigate potential risks of loss.

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

Operating leases

The Company has a lease agreement to rent movie theatre with a third-party vendor as of November 30, 2025. (See Note 6)

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

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

The following table presents summarized financial information by reportable segment for the three months ended November 30, 2025 and 2024, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	November 30		November 30		November 30
	2025	2024	2025	2024	2025	2024
Revenue	$1,485,720	$548,200	$37,409	$78,150	$1,523,129	$626,350
Cost of copyrights sold	—	279,884	—	—	—	279,884
Operating costs	—	—	21,356	44,960	21,356	44,960
Depreciation and Amortization	919,257	155,199	—	—	919,257	155,199
Interest expense	19,400	2,298	—	—	19,400	2,298
Segment assets	6,176,230	1,936,419	24,010	285,896	6,200,240	2,222,315
Segment income (loss)	$423,115	$1,154	$(60,215)	$(51,190)	$362,900	$(50,036)

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Repurchase of shares

On December 8, 2025, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with Anyone Pictures Limited (the “Stockholder”), pursuant to which the Company agreed to repurchase from the Stockholder 3,750,000,000 (split-adjusted 1,875,000) shares   of the Company’s common stock, par value $0.001 per share (the “Shares”), for an aggregate purchase price of $675,000 USD (the “Purchase Price”), or approximately $0.00018 (split-adjusted $0.36) per share.

The repurchase represents approximately 46.1% of the Company’s currently outstanding common stock (based on 8,121,266,321 (split-adjusted 4,061,107)   shares outstanding as of the most recent practicable date prior to the transaction). Upon closing of the transaction, the Shares will be returned to the Company’s treasury and canceled.

The transaction closed simultaneously with the execution of the Repurchase Agreement on December 8, 2025. Payment of the Purchase Price has been made, and the Shares have been surrendered and canceled on the books of the Company.

Reverse Stock split

The Board of Directors has fixed the reverse-split ratio at 1-for-2,000 and has directed that the reverse stock split implemented effective December 18, 2025 upon receipt of FINRA’s market-effective notice on December 17, 2025. As a result of the share consolidation, each 2,000 common shares outstanding automatically combines and converts to one issued and outstanding common share without any action on the part of the shareholder. (See Note 9)

Change name to “AI Era Corp”

The Company chang the name from “AB International Group Corp.” to “AI Era Corp.” and was effective December 18, 2025 upon receipt of FINRA’s market-effective notice on December 17, 2025.

Issuance of Common shares for officer bonus

On December 24, 2025, the sole director, Chiyuan Deng, approved his bonus compensation for serving as the Company’s Chief Executive Officer for bonus of 1,000,000 shares of common stock.

Issuance of Convertible note

On January 9, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with Vanquish Funding Group Inc. (the “Lender”), pursuant to which the Company issued a convertible promissory note with a principal amount of $232,000. The note was issued with an original issue discount of $7,000, resulting in net proceeds of $225,000. The Note matures on October 15, 2026 and bears interest at a rate of 10% per annum, which is not payable until maturity.

The Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), beginning 180 days after the issuance date, at a conversion price equal to 80% of the lowest trading price of the Common Stock during the twenty (20) trading days prior to the conversion date (a 20% discount to market). The Lender is limited to conversions that would not result in beneficial ownership exceeding 4.99% of the outstanding Common Stock (waivable up to 9.99%).

The Company may prepay the Note at any time within the first 180 days at 120% of the outstanding principal plus accrued interest. After 180 days, prepayment is not permitted without the Lender’s consent. The Note contains customary events of default, upon which the outstanding principal and interest may become immediately due and payable at 150% or 200% of the principal amount (depending on the default type), and the conversion price may be adjusted downward.

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

As of November 30, 2025, we have acquired 19 movie copyrights and broadcast rights, 75 episodes of TV drama and sitcom, a 20-episode, a 10-episode TV drama and 4,577 series of short-form drama. The purchase and sale of films and TV dramas copyrights continue to be one of the revenue streams for the Company.

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

Starting from June 1, 2025, the operations of the Company were transferred to its wholly-owned subsidiaries, AI+ Hubs and AB Cinemas NY, Inc. On June 5, 2025, the Company amended the Original Agreement to require that all prepaid or executed purchase agreements and all assets acquired by the Parent on or after that date be automatically transferred to the Subsidiary at their purchase price upon acquisition.

On December 8, 2025, we entered into a revised agreement with AI+ Hubs. Pursuant to the terms of the agreement, the subsidiary, AI+ Hubs contributed the assets and liabilities 1) all copyrights; and 2) 100% interest of the subsidiary, AB Cinemas NY, Inc. back to the Company for better resources allocation.

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

On June 5, 2025, the Board of Directors of the Company approved the granting of discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to our articles of incorporation to effect a reverse split of our issued and outstanding common stock, par value $0.001 per share, in a range of not less than 1-for-2,000 and not more than 1-for-20,000. The Board of Directors has fixed the reverse-split ratio at 1-for-2,000 and has directed that the reverse stock split implemented effective December 18, 2025 upon receipt of FINRA’s market-effective notice on December 17, 2025. As a result of the share consolidation, each 2,000 common shares outstanding automatically combines and converts to one issued and outstanding common share without any action on the part of the shareholder.

On June 5, 2025, the Board of Directors of the Company approved to authorize a change in the name of the Company from “AB International Group Corp.” to “AI Era Corp.” The reverse split and name change are subject to review by FINRA and receipt of a market effective date. The corporate name change was effective December 18, 2025 (the “Market Effective Date”) upon receipt of FINRA’s market-effective notice on December 17, 2025.

The information on or accessible through our websites is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q  , and the inclusion of our website addresses in this Quarterly Report on Form 10-Q   is only for reference. We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

Results of Operations

Revenues

Our total revenue reported for the three months ended November 30, 2025 and 2024 was $1,523,129 and $626,350, respectively.

The revenue for the three months ended November 30, 2025, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, broadcasting and download, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre, consulting service fees, in connection with the AI-based solutions and project oversight services that improve short drama market accuracy, personalization, and advertising monetization. On the other hand, the revenue for the three months ended November 30, 2024, was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre. The increase in revenue was mainly due to the combined impact of: (i) the increase in embedded marketing service and consulting service fees during the three months ended November 30, 2025 as compared to the three months ended November 30, 2024; and (ii) the increase in type of services provided to the licensing for broadcasting and download during the three months ended November 30, 2025 as compared to the corresponding period in 2024; (iii) the decrease in licensing of our NFT MMM platform  , movie copyrights sales and revenue generated from movie tickets and food and beverage sales from our operated movie theatre.

Operation of our movie theatre started in October of 2022. For the three months ended November 30, 2025, we generated total revenue of $37,409, including $23,664 from ticket sales, $12,853 from food and beverage sales, and $892 from the advertisements compared with revenue of $78,150, including $49,501 from ticket sales, $23,934 from food and beverage sales, and $4,715 from the advertisements for the three months ended November 30, 2024. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2024.

We anticipate an increase in revenue in the future by providing embedded marketing services, license for broadcasting and download generating movie tickets and related revenues from our Mt. Kisco movie theatre in New York.

Operating Costs and Expenses

Operating costs and expenses were $1,126,151 for the three months ended November 30, 2025, as compared to $679,091 for the three months ended November 30, 2024. Our operating costs and expenses for the three months ended November 30, 2025 consisted of theatre operating costs of $21,356, amortization expenses of $918,781 and general and administrative expenses of $186,014. In contrast, our operating costs and expenses for the three months ended November 30, 2024 consisted of theatre operating costs of $44,960, amortization expenses of $154,722, costs of copyrights sold of $279,884, general and administrative expenses of $199,525.

We experienced a decrease in theatre operating costs in the three months ended November 30, 2025 as compared to the corresponding period in 2024, mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue. The theatre operating costs decreased to $21,356 for the three months ended November 30, 2025 from $44,960 for the three months ended November 30, 2024.

We experienced an increase in amortization expenses for the three months ended November 30, 2025 as compared to the corresponding period in 2024, mainly due to the having more newly acquired intangible assets for the three months ended November 30, 2025 and in the later of year ended August 31, 2025.

The costs of copyrights sold for the three months ended November 30, 2025 was nil. The costs of copyrights sold for the three months ended November 30, 2024 represented the remaining costs of the 2 globally exclusive offline copyrights, with the exception of mainland China and 1 Mainland China exclusive broadcast rights when they were sold.

We experienced a decrease in general and administrative expenses for the three months ended November 30, 2025 as compared to the corresponding period in 2024, mainly as a result of decreased travel expenses, and salary expenses for the three months ended November 30, 2025 in contrast to the corresponding period in 2024.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2026 at various levels of operation.

Other Expense/ Other Income

We had other expense of $34,078 for the three months ended November 30, 2025, as compared with other income of $2,705 for the corresponding period in 2024. Our other expense for the three months ended November 30, 2025 was the net amount of the interest expense – related parties and the loss on change in fair value of warrant liabilities. Our other income for the three months ended November 30, 2024 was the net amount of the other income generated from the advertising agency services and the interest expense – related party.

Net Income/ Net Loss

We incurred a net income of $362,900 for the three months ended November 30, 2025, as compared with a net loss of $ 50,036 for the three months ended November 30, 2024.

Liquidity and Capital Resources

As of November 30, 2025, we had $109,416 in current assets consisting of cash, prepaid expenses, and accounts receivable. Our total current liabilities as of November 30, 2025 were $2,691,640. As a result, we have a working capital deficit of $2,582,224 as of November 30, 2025 as compared with a working capital deficit of $3,250,026 as of August 31, 2025.

Operating activities generated $769,846 in cash for the three months ended November 30, 2025, as compared with $241,109 generated in cash for the three months ended November 30, 2024.

Our positive operating cash flow for the three months ended November 30, 2025 was mainly the result of the cash generated in net income combined with the amortization of intangible assets and decrease in accounts receivable offset by cash used in the purchase of intangible assets and decrease in accounts payable and accrued liabilities.

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

Investing activities was $Nil for the three months ended November 30, 2025 and 2024, respectively.

Financing activities used $771,771 for the three months ended November 30, 2025, as compared with $38,813 used by financing activities for the three months ended November 30, 2024. Our negative financing cash flow for the three months ended November 30, 2025 was due to the settlement of loans due to two related parties. Our negative financing cash flow for the three months ended November 30, 2024 was due to the settlement of loans due to a related party.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of November 30, 2025, the Company had limited cash, an accumulated deficit of approximately $10.0 million and a working capital deficit of approximately $2.6 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Off Balance Sheet Arrangements

As of November 30, 2025, there were no off-balance sheet arrangements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. For a full description of our critical accounting policies, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K. While there have been no material changes to our critical accounting policies, or the methodologies or assumptions we apply under them, we continue to monitor such methodologies and assumptions.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended August 31, 2025, filed with the SEC on December 1, 2025. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2025, the Company entered into three consulting agreements with independent third-party consultants to provide business development services. Under the terms of the agreements, each of the consultants are entitled to receive an aggregate of 80,000 post-split shares of the Company’s restricted common stock as compensation for services.

Upon execution of the agreements, the Company issued 15,000 post-split restricted common shares to each of the consultants, totaling 45,000, which were delivered to the Company’s transfer agent in the consultants’ names and accounts.

Beginning in the fourth month following the agreement date, and continuing through the sixteenth month, for each of the consultant, the Company is required to issue 5,000 post-split restricted common shares per month, to be delivered to the transfer agent in the Company’s name and account for subsequent release pursuant to the service schedule under the agreements.

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

 Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AI Era Corp.

By:	/s/ Chiyuan Deng
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 14, 2026

