Form 10-Q
period 2026-02-28
AI Era Corp.
filed 2026-04-14
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2026
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 5,052,186 common shares as of April 14, 2026.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2026 and August 31, 2025 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended February 28, 2026 and 2025 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended February 28, 2026 and 2025 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended February 28, 2026 and 2025 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$508,940	$13,691
Prepaid expenses	4,691	8,508
Accounts receivable	677,626	219,408
Convertible note receivable	11,000	—
Total Current Assets	1,202,257	241,607

Property and equipment, net	1,520	2,472
Right of use operating lease assets	188,722	291,064
Intangible assets, net	7,110,679	4,772,424
Purchase deposits for intangible assets	500,315	1,311,349
Security deposit	45,240	45,240
TOTAL ASSETS	$9,048,733	$6,664,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$83,644	$88,063
Loan from related parties	11,165	1,811,396
Current portion of obligations under operating leases	235,224	253,785
Warrants liability	1,385,181	1,338,389
Convertible note, net of discount	192,383	—
Derivative liability	696,200	—
Deferred revenue	222,136	—
Total Current Liabilities	2,825,933	3,491,633

Obligations under operating leases, non-current	—	107,098
Total Liabilities	2,825,933	3,598,731

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of February 28, 2026 and August 31, 2025, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,148,164 and 4,016,107 shares issued and outstanding, as of February 28, 2026 and August 31, 2025, respectively*	4,148	4,016
Additional paid-in capital*	14,008,593	13,451,528
Accumulated deficit	(7,790,041)	(10,390,219)
Total Stockholders’ Equity	6,222,800	3,065,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,048,733	$6,664,156

 *Retroactively restated for the effect of reverse stock split (see Note 10).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	February 28,		February 28,
	2026	2025	2026	2025

REVENUE
Service revenue	$5,119,546	$379,028	$4,053,826	$284,828
Service revenue – related party	433,307	285,000	13,307	114,000
Copyrights sales	—	330,000	—	275,000
Copyrights sales – related party	—	528,000	—	300,000
Theater revenue	113,805	162,865	76,396	84,715
Total revenue	5,666,658	1,684,893	4,143,529	1,058,543

OPERATING COSTS AND EXPENSES
Amortization expenses	(2,022,002)	(254,766)	(1,103,221)	(100,044)
Cost of copyrights sold	—	(730,050)	—	(450,166)
Theatre operating costs	(49,832)	(92,603)	(28,476)	(47,643)
General and administrative expenses	(439,953)	(347,492)	(253,939)	(147,967)
Related party salary and wages	(400,000)	(99,000)	(400,000)	(99,000)
Total Operating Costs And Expenses	(2,911,787)	(1,523,911)	(1,785,636)	(844,820)

Income From Operations	2,754,871	160,982	2,357,893	213,723

OTHER EXPENSES
Loss on change in fair value of warrant liabilities	(46,792)	—	(32,114)	—
Derivative expense	(2,200)	—	(2,200)	—
Loss on change in fair value of derivative liability	(43,600)	—	(43,600)	—
Interest expense	(62,101)	(3,573)	(42,701)	(1,275)
Other income	—	7,486	—	2,483
Total Other expenses	(154,693)	3,913	(120,615)	1,208

Income Before Income Tax Benefit	2,600,178	164,895	2,237,278	214,931

Income tax provision	—	—	—	—
NET INCOME	$2,600,178	$164,895	$2,237,278	$214,931

NET INCOME PER SHARE: BASIC	$0.69	$0.14	$0.64	$0.17
NET INCOME PER SHARE: DILUTED	$0.65	$0.13	$0.57	$0.16
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC*	3,776,630	1,185,306	3,503,992	1,229,996
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED*	4,033,435	1,285,306	3,919,344	1,329,996

*Retroactively restated for the effect of reverse stock split (see Note 10).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares*	Amount*	Number of Shares	Amount	Additional Paid-in Capital*	Accumulated Deficit	Total Equity

Balance – November 30, 2024	1,141,107	$1,141	100,000	$100	$13,306,626	$(11,895,703)	$1,412,164
Issuance of Common shares	1,000,000	1,000	—	—	299,000	—	300,000
Imputed Interest	—	—	—	—	1,275	—	1,275
Net income	—	—	—	—	—	214,931	214,931
Balance at February 28, 2025	2,141,107	$2,141	100,000	$100	$13,606,901	$(11,680,772)	$1,928,370

Balance –August 31, 2024	1,141,107	$1,141	100,000	$100	$13,304,328	$(11,845,667)	$1,459,902
Issuance of Common shares	1,000,000	1,000	—	—	299,000	—	300,000
Imputed Interest	—	—	—	—	3,573	—	3,573
Net income	—	—	—	—	—	164,895	164,895
Balance at February 28, 2025	2,141,107	$2,141	100,000	$100	$13,606,901	$(11,680,772)	1,928,370

Balance – November 30, 2025	4,061,107	$4,061	100,000	$100	$13,488,883	$(10,027,319)	$3,465,725
Issuance of Common shares for private placement	893,000	893	—	—	728,587	—	729,480
Issuance of Common shares for officer bonus	1,000,000	1,000	—	—	399,000	—	400,000
Issuance of Common shares for consulting and financing services	69,057	69	—	—	59,331	—	59,400
Repurchase of Common shares	(1,875,000)	(1,875)	—	—	(673,125)	—	(675,000)
Imputed Interest	—	—	—	—	5,917	—	5,917
Net income	—	—	—	—	—	2,237,278	2,237,278
Balance – February 28, 2026	4,148,164	$4,148	100,000	$100	$14,008,593	$(7,790,041)	$6,222,800

Balance – August 31, 2025	4,016,107	$4,016	100,000	$100	$13,451,528	$(10,390,219)	$3,065,425
Issuance of Common shares for consulting and financing services	114,057	114	—	—	77,286	—	77,400
Issuance of Common shares for officer bonus	1,000,000	1,000	—	—	399,000	—	400,000
Issuance of Common shares for private placement	893,000	893	—	—	728,587	—	729,480
Repurchase of Common shares	(1,875,000)	(1,875)	—	—	(673,125)	—	(675,000)
Imputed Interest	—	—	—	—	25,317	—	25,317
Net income	—	—	—	—	—	2,600,178	2,600,178
Balance – February 28, 2026	4,148,164	$4,148	100,000	$100	$14,008,593	$(7,790,041)	$6,222,800

*Retroactively restated for the effect of reverse stock split (see Note 10).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,600,178	$164,895
Adjustments to reconcile net income to net cash used in operating activities:
Consulting fees paid in stock	77,400	—
Salaries paid in stock	400,000	—
Depreciation of fixed asset	952	952
Amortization of intangible asset	2,022,002	254,766
Loss on change in fair value of derivative liability	43,600	—
Derivative expense	2,200	—
Amortization of discount	28,248	—
Accrued interest expense	8,535	—
Loss on change in fair value of warrant liabilities	46,792	—
Costs of copyrights sold	—	730,050
Imputed interest on loan from related parties	25,317	3,573
Non-cash lease expense	(23,317)	(20,918)
Changes in operating assets and liabilities:
Accounts receivable	(458,218)	616,035
Prepaid expenses	3,817	(5,583)
Purchase of intangible assets	(3,451,623)	(2,195,644)
Accounts payable and accrued liabilities	(4,419)	162,902
Deferred revenue	222,136	(57,000)
Net cash provided by (used in) operating activities	1,543,600	(345,972)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) proceeds from related party loan	(2,475,231)	117,415
Proceeds from common stock issuances	631,880	300,000
Proceeds from convertible note	795,000	—
Net cash (used in) provided by financing activities	(1,048,351)	417,415

Net increase in cash and cash equivalents	495,249	71,443
Cash and cash equivalents – beginning of period	13,691	64,430
Cash and cash equivalents – end of period	$508,940	$135,873

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Transfer from purchase deposit to intangible assets	$—	$1,149,573
Proceeds receivable from a private placement offset against purchase obligation of intangible assets	$97,600	$—
Repurchase of common shares through non-cash settlement by increasing amounts due to a related party	$675,000	$—
Addition of convertible debt recorded as convertible note receivable	$11,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of AI Era Corp. (Formerly known as AB International Group Corp.) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of August 31, 2025 derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025.

The unaudited consolidated financial statements as of and for the three and six months ended February 28, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and six months ended February 28, 2026 and 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and six months ended February 28, 2026 and 2025.

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

Purchase Deposits

Purchase deposits primarily consist of payments made to acquire the copyrights and distribution rights of movies, Television series, short-form drama series and intellectual property of ufilm, etc. Purchase deposits are classified as either current or non-current based on the nature and the terms of the respective agreements. These purchase deposits are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Purchase deposits are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three and six months ended February 28, 2026 and 2025.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets are recorded at the lower of cost or estimated fair value and amortized as follows:

•	Movie copyrights and broadcast rights: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years
•	NFT MMM platform: straight-line method over the estimated life of the asset, which has been determined by management to be 2 years
•	Intellectual property of ufilm: straight-line method over the estimated life of the asset, which has been determined by management to be 5 years

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and six months ended February 28, 2026 and 2025.

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

Revenue from movie theater admissions and food and beverage sales:

Revenue from movie theater admissions is recognized at a point in time when the movie is exhibited to customers, as this is when the performance obligation is satisfied. Food and beverage revenue is recognized at a point in time when customers take possession of the items. Revenue from gift cards and exchange ticket sales is deferred until redemption occurs or upon estimation of breakage income for gift cards with a remote likelihood of redemption.

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

Revenue from license of short-form drama for AI training pilot

The Company generates revenue from licensing its short-form drama content library for artificial intelligence training purposes. Under these arrangements, the Company grants customers a non-exclusive, non-transferable license to access and use its content for machine learning, testing, and model optimization. Revenue related to the initial license is generally recognized over time as the services are provided. To the extent contracts include ongoing content updates or support services, such components are accounted for as separate performance obligations and recognized over time as the services are provided. Fees for optional data processing or technical support services are recognized as the services are performed.

Revenue from licensing uFilm platform

The Company generates revenue from providing access to its AI-powered SaaS uFilm platform, installation services, and data licensing. The Company’s arrangements include access to AI models, user interfaces, APIs, and ongoing maintenance and support. These services are combined into a single performance obligation and revenue is recognized ratably over the contract term as customers simultaneously receive and consume the benefits.

The Company also provides installation services at contract inception, which are distinct from the SaaS services. Revenue from installation services is recognized at a point in time when the installation is completed and control is transferred to the customer.

In addition to subscription fees, the Company is entitled to fixed guaranteed payments that are contractually agreed upon and not contingent on customer usage or revenue. These amounts are recognized over time as part of the performance obligation.

The Company provides licensed data for AI training purposes, which is a separate performance obligation. Revenue from data usage is recognized over time as the services are provided.

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

As of February 28, 2026 and August 31, 2025, the Company had contract liabilities of $222,136 and $0, respectively. Other than accounts receivable and contract liabilities. The Company had no material contract assets, or deferred contract costs recorded on its consolidated balance sheets.

Disaggregation of revenue

The Company disaggregates its revenue from contracts by revenue streams, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The following table presents sales by revenue streams for the three and six months ended February 28, 2026 and 2025, respectively:

	Three months ended
	February 28, 2026	February 28, 2025
Theater admissions	$54,713	$56,103
Food and beverage sales	17,176	22,703
Theater advertisement	4,507	5,909
Theater revenue	76,396	84,715
Licensing for broadcast and download	1,505,130	—
Licensing for NFT platform	150,000	114,000
Embedded marketing service	1,153,050	284,828
Consulting services	101,507	—
License of short-form drama for AI training pilot	877,319	—
Licensing for uFilm platform	280,127	—
Service revenue	4,067,133	398,828
Copyrights sales	—	575,000
Total revenue	$4,143,529	$1,058,543

	Six months ended
	February 28, 2026	February 28, 2025
Theater admissions	$78,377	$105,604
Food and beverage sales	30,030	46,637
Theater advertisement	5,398	10,624
Theater revenue	113,805	162,865
Licensing for broadcast and download	2,135,680	—
Licensing for NFT platform	300,000	285,000
Embedded marketing service	1,588,220	379,028
Consulting services	371,507	—
License of short-form drama for AI training pilot	877,319	—
Licensing for uFilm platform	280,127	—
Service revenue	5,552,853	664,028
Copyrights sales	—	858,000
Total revenue	$5,666,658	$1,684,893

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

The carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Warrant liability and derivative liability were measured at fair value on a recurring basis as of February 28, 2026 and August 31, 2025, respectively.

	February 28, 2026	August 31, 2025
	Level 3	Level 3
Warrants Liability	$1,385,181	$1,338,389
Derivative liability	696,200	—
Total	$2,081,381	$1,338,389

Accounting for Derivative Instruments

The Company accounts for convertible promissory notes in accordance with ASC 470, Debt, and evaluates embedded features in accordance with ASC 815, Derivatives and Hedging.

Embedded features are assessed to determine whether they are clearly and closely related to the host contract and whether they are indexed to the Company’s own stock in accordance with ASC 815-40. Features that do not meet the scope exception for equity classification are bifurcated and accounted for separately as derivative liabilities.

Derivative liabilities are initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. The Company classifies derivative liabilities as Level 3 within the fair value hierarchy under ASC 820 because their valuation involves significant unobservable inputs.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At issuance, the Company allocates the proceeds received between the host debt and the embedded derivative liability in accordance with ASC 815-15-30-2. The initial carrying amount of the host debt is determined as the difference between the proceeds received and the fair value of the embedded derivative. If the fair value of the embedded derivative exceeds the proceeds received, the excess is recognized as a loss on issuance in the consolidated statements of operations.

Debt issuance costs and original issue discounts are accounted for in accordance with ASC 835-30. To the extent a host debt component is recognized, such amounts are recorded as a reduction of the carrying amount of the debt and amortized to interest expense over the term of the instrument using the effective interest method. If no amount is allocated to the host debt, debt issuance costs are recognized in earnings as incurred. Interest expense on convertible promissory notes includes both contractual coupon interest and the amortization of any debt discount recognized at issuance.

Basic and Diluted Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. No warrants were included in the diluted income per share as they would be anti-dilutive. During the three and six months ended February 28, 2026, preferred stocks were included in the diluted earnings per share as they would be dilutive.   During the three and six months ended February 28, 2025, preferred stocks were included in the diluted earnings per share as they would be dilutive.

	Three Months Ended
	February 28, 2026	February 28, 2025
Net Income	$2,237,278	$214,931
Weighted Average Number of Shares Outstanding: Basic *	3,503,992	1,229,996
Basic EPS*	0.64	0.17

Net Income	$2,237,278	$214,931
Add: Interest on convertible notes, net of tax	2,550	—
Adjusted net income	2,239,828	214,931
Weighted Average Number of Shares Outstanding: Basic *	3,503,992	1,229,996
Add: Preferred shares A	100,000	100,000
Add: Convertible notes	313,571	—
Add: Common Stock to be Issued	1,781	—
Weighted Average Number of Shares Outstanding: Diluted*	3,919,344	1,329,996
Diluted EPS*	0.57	0.16

	Six Months Ended
	February 28, 2026	February 28, 2025
Net Income	$2,600,178	$164,895
Weighted Average Number of Shares Outstanding: Basic *	3,776,630	1,185,306
Basic EPS*	0.69	0.14

Net Income	$2,600,178	$164,895
Add: Interest on convertible notes, net of tax	2,550	—
Adjusted net income	2,602,728	164,895
Weighted Average Number of Shares Outstanding: Basic *	3,776,630	1,185,306
Add: Preferred shares A	100,000	100,000
Add: Convertible notes	155,919	—
Add: Common Stock to be Issued	885	—
Weighted Average Number of Shares Outstanding: Diluted*	4,033,435	1,285,306
Diluted EPS*	0.65	0.13

*Retroactively restated for the effect of reverse stock split (see Note 10).

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

As of February 28, 2026, the Company had an accumulated deficit of approximately $7.8 million and a working capital deficit of approximately $1.6 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain continued financial support from its stockholders or external financing. Management’s plans include (i) continued utilization of the $30 million equity purchase agreement entered into with Monroe Street Capital Partners, LP on February 21, 2026, (ii) expected cash flows from expanded licensing of short-form drama content for AI training and uFilm SaaS platform, (iii) additional private placements and convertible note financings, and (iv) ongoing financial support from the President. These actions are expected to provide sufficient liquidity to fund operations for at least the next twelve months. However, there can be no assurance that these plans will be successful, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

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

Depreciation expense was $952 and $952 for each of the six months ended February 28, 2026 and 2025.

As of February 28, 2026 and August 31, 2025, the balance of property and equipment was as follows:

	February 28, 2026	August 31, 2025
Leasehold improvement	$146,304	$146,304
Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(170,758)	(169,806)
Property and equipment, net	$1,520	$2,472

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 NOTE 5 – INTANGIBLE ASSETS

As of February 28, 2026 and August 31, 2025, the balance of intangible assets was as follows:

	February 28, 2026	August 31, 2025
Movie copyrights and broadcast right	$5,893,783	$5,893,783
Television series	1,193,074	1,193,074
Short form drama series	9,474,180	5,413,923
Intellectual property of ufilm	300,000	—
NFT MMM platform	280,000	280,000
Total cost	17,141,037	12,780,780
Accumulated amortization	(10,030,358)	(8,008,356)
Intangible assets, net	$7,110,679	$4,772,424

The amortization expense for the six and three months ended February 28, 2026 was $2,022,002 and $1,103,221, respectively. The amortization expense for the three and six months ended February 28, 2025 was $100,044 and $254,766 respectively. Estimated future amortization expense is as follows:

Twelve months ending February 28,	Amortization expense
2027	$5,023,912
2028	1,914,657
2029	60,000
2030	60,000
2031	52,110
Total	$7,110,679

On August 6, 2022, the Company licensed its NFT MMM platform to a third party, Anyone Pictures Limited, granting access to the platform and related data through both the mobile application and website for one year beginning August 20, 2022, at a monthly license fee of $60,000. Following a license renewal on November 1, 2023, the Company continued licensing the NFT MMM platform from November 1, 2023 through October 31, 2025, at a monthly license fee of $57,000; however, the agreement was terminated on January 31, 2025. On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited, which subsequently became a related party due to its shareholding. On June 1, 2025, the Company renewed the license, granting Anyone Pictures Limited access to the platform from June 1, 2025 through May 31, 2026, at a monthly license fee of $50,000. The Company retains ownership and all copyrights to the NFT MMM platform, including the mobile application “NFT MMM” and the website starestnet.io. For the six months ended February 28, 2026 and 2025, the Company recognized license revenue of $300,000 and $285,000 respectively (See Note 9).

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

During the three months ended February 28, 2025, on December 12, 2024, the Company entered into an agreement with All In One Media Ltd to acquire the copyright and broadcast rights for 1 movie for a price of $220,000. The granted online and offline broadcast rights are globally exclusive. As of February 28, 2025, $160,000 of the purchase price had been settled. On February 12, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast right for $40,000. The granted broadcast rights are Mainland China exclusive (See Note 9).

During the three months ended February 28, 2025, on January 27, 2025, the Company entered into an agreement with Capitalive Holdings Limited to sell the ABQQ.TV website and the copyrights of 59 movies for $275,000. The copyrights are globally exclusive, with the exception of Mainland China.

During the three months ended February 28, 2025, on February 12, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of 2 movies for $110,000. The granted broadcast rights are Mainland China exclusive (See Note 9).

During the six months ended February 28, 2025, the total sale amount of intangible assets was $1,237,028 and the total intangible assets received was $1,590,123.

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

On December 1, 2025, the Company entered into an agreement with All-in-One Media Ltd. to acquire the copyrights and broadcast rights of 1,000 episodes of short form drama series. On December 16, 2025, the Company entered into another agreement to acquire the copyrights and broadcast rights of 2,000 episodes of short form drama series. On January 21, 2026, the Company entered into another agreement to acquire the copyrights and broadcast rights of 5,000 episodes of short form drama series. During the three months ended February 28, 2026, the Company received the copyrights from All-in-One Media Ltd. of 1,000 series, 2,000 series and 3,000 series of TV drama for a price of $410,256, $800,000 and $1,200,000, respectively. These copyrights allow the Company to broadcast globally, except for Mainland China.

During the year ended August 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to grant non-exclusive, time-based licenses allowing the customer to broadcast the Company’s films and television series, primarily short-form drama series. License fees are charged per movie or per drama series per month. The Company received total broadcast licensing fees of $515,440 and $0 from Capitalive Holdings Limited during the six months ended February 28, 2026 and 2025.

During the year ended August 31, 2025, the Company also licensed the download rights to Guangdong Dangliang Film Co., Ltd. to download the Company’s film through the cloud-based platforms. The licensed rights exclude Mainland China. License fees are charged per movie based on the authorized period, typically monthly or annually, and are not linked to user activity or download volume. The Company received total download licensing fees of $1,620,240 and $0 from Guangdong Dangliang Film Co., Ltd. during the six months ended February 28, 2026 and 2025.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 8, 2025 and February 1, 2026, the Company entered into two agreements with Anyone Pictures Ltd to grant a non-exclusive, non-transferable license to access and use its content for machine learning, testing, and model optimization. License fees are charged per movie or per drama series per month. The Company received total short-form drama for AI training pilot licensing fees of $877,319 and $0 from Anyone Pictures Ltd during the six months ended February 28, 2026 and 2025.

On January 31, 2026, the Company entered into an agreement with Uflix.ai LLC to provide access to its AI-powered SaaS uFilm platform, installation services, and data licensing. The Company’s arrangements include access to AI models, user interfaces, APIs, and ongoing maintenance and support. The Company received total uFilm platform licensing fees of $280,127 and $0 from Uflix.ai LLC during the six months ended February 28, 2026 and 2025.

During the six months ended February 28, 2026, the total sale amount of intangible assets was $0 and the total intangible assets received was $2,710,256.

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

On January 31, 2024, the end of the initial two-year rental period, the landlord agreed to continue to receive $14,366 from February 2024 to February 2026. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses

Total lease expense for the six months ended February 28, 2026 and 2025 was $62,881 and $65,280, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending February 28,
2027	$236,006
Total future minimum lease payments	236,006
Less: imputed interest	(782)
Total	$235,224

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets, which relates to the acquisitions of copyrights and broadcast rights for movies, TV dramas, and software was as follows:

	February 28, 2026	August 31, 2025

Purchase deposit for copyright and broadcast right for short form drama series	$500,315	$1,011,349
Purchase deposit for intellectual property of ufilm	—	300,000
Total purchase deposits for intangible assets	$500,315	$1,311,349

On March 27, 2025, the Company entered into an agreement to acquire the copyrights and broadcast rights of 1,500 episodes of short form drama series. The granted broadcasting rights are exclusive to Mainland China. As of August 31, 2025, the Company had paid purchase deposits of $1,011,349 towards this acquisition. The company received these short form drama series in September 2025.

On December 1, 2025 and January 21, 2026, the Company entered into agreements to acquire the copyrights and broadcast rights of 1,323 and 5,000 episodes of short form drama series. The granted broadcasting rights are exclusive to Mainland China. As of February 28, 2026, the company received 3,000 short form drama series, and the Company had paid purchase deposits of $500,315 towards the remaining acquisition.

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

During the period from January 8, 2026 through February 26, 2026, the Company issued a series of convertible promissory notes (the “Notes”) to six investors, with an aggregate principal amount of approximately $895,250. The Company received net proceeds of approximately $806,000   in the aggregate, including $11,000 recorded as note receivable after deducting original issue discount and related fees. As of February 28, 2026, $11,000 remained receivable, which was subsequently received in March 2026.

The Notes generally bear interest at a rate of 10% per annum and have contractual maturities ranging from approximately nine to twelve months from issuance. The holders may convert the outstanding principal and accrued interest into shares of the Company’s common stock, subject to the terms of the instrument, which may include a holding period (e.g., 180 days) in certain agreements.

The conversion price is generally equal to 80% of the lowest trading price of the Company’s common stock during a specified look-back period (typically 20 trading days) prior to the conversion date, subject to a 4.99% beneficial ownership limitation. The Notes contain customary default provisions, including increased interest rates upon events of default. As a result of these features, the number of shares issuable upon conversion is not fixed and may vary significantly based on the Company’s stock price and the timing of conversion, which may result in substantial dilution to existing shareholders.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (Continued)

The Company accounts for its convertible promissory notes in accordance with ASC 470 and evaluates embedded features in accordance with ASC 815. The Company determined that the embedded conversion features are not indexed to its own stock within the meaning of ASC 815-40 because the conversion price is based on a variable discount to the Company’s market price, resulting in a variable number of shares to be issued upon conversion. Accordingly, the embedded conversion features are bifurcated from the host instruments and accounted for as derivative liabilities, with the remaining host instruments accounted for as debt. Derivative liabilities are initially recognized at fair value on the issuance date and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

The fair value of the embedded derivatives is estimated using a Monte Carlo simulation model due to the path-dependent nature of the conversion features, including look-back pricing provisions and assumptions regarding the timing of conversion by the holders. Key inputs used in the valuation include:

  The Company’s stock price at the valuation date
  Expected volatility (approximately 184.4% to 192.9%)
  Risk-free interest rates (approximately 3.35% to 3.40%)
  Expected term based on contractual maturity and estimated conversion behavior
  Zero expected dividend yield

Due to the use of significant unobservable inputs, including assumptions regarding expected volatility and holder behavior, the derivative liabilities are classified as Level 3 within the fair value hierarchy in accordance with ASC 820.

In accordance with ASC 815-15-30-2, the Company allocates the proceeds received from the issuance of convertible promissory notes between the derivative liability and the host debt. The derivative liability is initially measured at its fair value, and the carrying amount of the host debt is determined as the difference between the proceeds received and the fair value of the derivative liability. To the extent that the fair value of the derivative liability exceeds the proceeds received, the excess is recognized immediately in earnings as a loss on issuance, resulting in no initial carrying amount for the host debt.

Interest expense recognized over the term of the Notes includes contractual coupon interest and, where applicable, amortization of any debt discount. Debt issuance costs related to the Notes are capitalized and amortized to interest expense over the term of the Notes using the effective interest method.

For the three and six months ended February 28, 2026, the Company recognized (i) a loss on issuance of $2,200 related to the initial recognition of derivative liabilities in excess of proceeds received, (ii) interest expense of $36,783, and (iii) a change in fair value of derivative liabilities of $43,600 in the consolidated statements of operations.

As of February 28, 2026, the Company had outstanding convertible notes with an aggregate principal amount of approximately $895,250, and derivative liabilities with an aggregate fair value of approximately $696,200.

The following table summarizes the Company’s convertible promissory notes and derivative liabilities as of February 28, 2026:

Convertible Notes Payable
Balance, November 30, 2025	$—
Issuance of convertible notes (face value)	895,250
Less: discount on Note issuance, net of amortization	(711,402)
Accrued interest expense	8,535
Repayments / conversions	—
Balance, February 28, 2026	$192,383

Derivative Liabilities
Balance, November 30, 2025	$—
Initial recognition	652,600
Change in fair value of derivative liability	43,600
Settlement / conversions	—
Balance, February 28, 2026	$696,200

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

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

For the six months ended February 28, 2026, Mr. Deng provided additional loans totaling $1,775,538 to meet the Company’s working capital needs. In addition, Mr. Deng and Anyone Pictures Limited had signed an agreement to agree to transfer Anyone’s balance to Mr. Deng’s account. As of February 28, 2026, the Company had repaid $3,609,447. For the six months ended February 28, 2025, Chiyuan Deng has loaned a total of $784,201 for its working capital needs. As of February 28, 2025, the Company has repaid $666,786. The loans are non-interest bearing and due on demand. The Company recognized imputed interest at 5% per annum on the outstanding balances as of February 28, 2026 and August 31, 2025. As of February 28, 2026 and August 31, 2025, the outstanding loan balances due to Mr. Deng were $11,165 and $622,030, respectively.

Anyone Pictures Limited

On March 1, 2025, the Company entered into a line of credit agreement with Anyone Pictures Limited, the Company’s major stockholder, for up to $2,000,000. The loan is non-interest bearing and due on demand. For the six months ended February 28, 2026, Anyone Pictures Limited advanced $1,204,967 to the Company for working capital purposes $1,171,290 was repaid as of December 10, 2025. On December 8, 2025, the Company entered into a Repurchase Agreement with Anyone Pictures Limited. (See Note 10). Since Anyone Pictures Limited is no longer the major shareholder of the Company, Mr. Deng and Anyone Pictures Limited had signed an agreement to agree to transfer Anyone’s balance of $1,223,043 to Mr. Deng’s account. The Company recognized imputed interest at 5% per annum on the outstanding balances as of December 10, 2025 and August 31, 2025. As of February 28, 2026 and August 31, 2025, the outstanding loan balances due to Anyone Pictures Limited were $0 and $1,189,366, respectively.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Revenue and accounts receivable - related party - Anyone Pictures Limited

For the three months ended November 30, 2025, the Company recognized a license revenue of $150,000 for granting Anyone Pictures Limited access to the NFT MMM platform. In addition, the Company recognized consulting service revenue of $283,307 from Anyone Pictures Limited related to AI-based solutions and project oversight services designed to enhance short drama market accuracy, personalization, and advertising monetization. On December 8, 2025, the Company entered into a Repurchase Agreement with Anyone Pictures Limited, which ceased to be a related party of the Company upon completion of the transaction. (See Note 10).

As of February 28, 2026 and August 31, 2025, the Company had no outstanding accounts receivable from Anyone Pictures Limited.

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

On December 24, 2025, the sole director approved a stock-based bonus to the Company’s Chief Executive Officer consisting of 1,000,000 fully vested shares of common stock. The Company recognized compensation expense of $400,000 equal to the grant-date fair value of the shares. (See Note 10)

During the six months ended February 28, 2026 and 2025, the Company incurred total compensation of $400,000 and $99,000 for the Chief Executive Officer.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the six months ended February 28, 2026:

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

The repurchase represents approximately 46.2% of the Company’s currently outstanding common stock (based on 8,121,266,321 (split-adjusted 4,061,107) shares outstanding as of the most recent practicable date prior to the transaction). Upon closing of the transaction, the Shares will be returned to the Company’s treasury and canceled.

The transaction closed simultaneously with the execution of the Repurchase Agreement on December 8, 2025. The Purchase Price was satisfied through a non-cash settlement by offsetting against a related party loan. The Shares have been surrendered and canceled on the books of the Company.

Reverse Stock split

On June 5, 2025, the Company obtained the written consent of majority stockholders to grant discretionary authority to the Board of Directors of the Company, at any time or times for a period of 12 months after the date of the written consent, to adopt an amendment to the articles of incorporation to effect a reverse split of the issued and outstanding common stock within a range of 1-for-2,000 to 1-for-20,000. The exact ratio to be determined by the Board at a later date and is contingent upon receiving a market effectiveness date from FINRA. The Board of Directors has fixed the reverse-split ratio at 1-for-2,000 and has directed that the reverse stock split implemented effective December 18, 2025 (the “Market Effective Date”) upon receipt of FINRA’s market-effective notice on December 17, 2025. As a result of the share consolidation, each 2,000 common shares outstanding automatically combines and converts to one issued and outstanding common share without any action on the part of the shareholder. The share consolidation reduces the number of common shares issued and outstanding from 4,371,266,321 to 2,186,107 as of December 17, 2025. The authorized number of common shares remained the same.

Issuance of common shares for consulting and financing services

On October 1, 2025, the Company entered into three consulting agreements with independent third-party consultants to provide business development services. Under the terms of the agreements, each of the consultants are entitled to receive an aggregate of 160,000,000 (split-adjusted 80,000) shares of the Company’s restricted common stock as compensation for services.

Upon execution of the agreements, the Company issued 30,000,000 (split-adjusted 15,000) restricted common shares to each of the consultants, totaling 90,000,000 (split-adjusted 45,000), which were delivered to the Company’s transfer agent in the consultants’ names and accounts. Under the terms of the agreement, the Company issued 90,000,000 (split-adjusted 45,000), shares of its common stock at a value of $0.0002 (split-adjusted $0.4) per share, for total consulting expenses of $18,000 for the three months ended November 30, 2025.

Beginning in the fourth month following the agreement date, and continuing through the sixteenth month, for each of the consultant, the Company is required to issue 10,000,000 (split-adjusted 5,000) restricted common shares per month, to be delivered to the transfer agent in the Company’s name and account for subsequent release pursuant to the service schedule under the agreements. During the three months ended February 28, 2026, the Company issued 15,000 and 15,000 shares of its common stock at a grant-date fair value of $0.85 and 0.968 per share, for total consulting expenses of $27,270.

On December 15, 2025, the Company entered into advisory agreements with an independent third party to provide financing and non-financing advisory services. Under the agreements, the advisor is entitled to an equity fee equal to 7% of the gross proceeds received from financing transactions. The equity fee is settled in restricted common stock, valued at the Company’s closing market price on the respective transaction dates.

During the six months ended February 28, 2026, the Company issued 39,057 restricted common shares and recognized financing services expenses of $32,130 in connection with the agreement.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Issuance of Common shares for officer bonus

On December 24, 2025, the sole director, Chiyuan Deng, approved his bonus compensation for serving as the Company’s Chief Executive Officer for bonus of 1,000,000 shares of common stock. The Company issued 1,000,000 shares of the Company’s common stock valued at market price of $0.4 per share for a total amount of $400,000 to Mr. Chiyuan Deng, the Chief Executive Officer. (See Note 9).

Issuance of common shares for private placement

On January 14, 2026, the Company entered into a Stock Purchase Agreement with Chief Executive Officer, Mr. Deng for the sales of 130,000 shares and with four unrelated investors for the sales of 138,000, 160,000, 150,000, and 80,000 shares, respectively, at a purchase price of $0.86 per share. The issuances resulted in total cash proceeds of $565,880.

On February 3, 2026, the Company entered into a Stock Purchase Agreement with an investor for the sale of 75,000 shares of its common stock at a purchase price of $0.88 per share. The Company received total cash proceeds of $66,000.

On February 5, 2026, the Company entered into a Stock Purchase Agreement with an investor for the sale of 160,000 shares of its common stock at a purchase price of $0.61 per share. The $97,600 was applied as a non-cash deposit toward a short-form drama series purchase agreement.

The Company had the following activities for the six months ended February 28, 2025:

Issuance of common shares

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 (split-adjusted 1,000,000) shares of the Company’s common stock with a value of $0.00015 (split-adjusted 0.3) per share for a gross proceed of $300,000 (See Note 9).

As of February 28, 2026 and August 31, 2025, the Company had 4,148,164 and 8,031,266,321 (split-adjusted 4,016,107) shares of common stock issued and outstanding, respectively.

 Preferred shares

The Company had no preferred share activities for the six months ended February 28, 2026 and 2025.

As of February 28, 2026 and August 31, 2025, the Company had 100,000 and 100,000 shares of Series A preferred stock issued and outstanding, respectively.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Warrants

2022 warrants

As a consideration of Common Stock Purchase Agreement signed with Alumni Capital on August 2, 2022, which resulted in Alumni Capital subscribing to a total of 200,000,000 (split-adjusted 100,000) shares of common stock for total proceeds of $146,475 as of August 31, 2023, Alumni Capital was granted the right to purchase up to 50,000,000 (split-adjusted 25,000) shares of the Company’s common stock (the “Warrant Shares”). The warrants have an exercise price of $0.02 (split-adjusted $40) per share and an exercise period commencing on August 2, 2022 and expiring on the fifth anniversary of the issuance date. The aggregate fair value of the warrants was estimated at $234,000 using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0048 (split-adjusted $9.6), risk-free interest rate of 2.85%, expected term of 5 years, exercise price of $0.02 (split-adjusted $40), expected volatility of 221.4%, and expected future dividends of nil.

2024 warrants

In connection with the Common Stock Purchase Agreement signed with Alumni Capital on June 13, 2024, the Company issued to Alumni a Common Stock Purchase Warrant dated the same day to purchase up to 1,943,304,434 (split-adjusted 971,652) shares of the Company’s common stock, representing (50%) of the commitment amount of $5 million, at an exercise price of $0.00129 (split-adjusted $2.58) per share, subject to adjustments, and ending on the 5 years anniversary of the issuance date. The number of shares under the Common Stock Purchase Warrant is subject to adjustment based on the following formula: (i) fifty percent (50%) of the Commitment Amount, less the exercise value of all partial exercises prior to the Exercise Date, divided by (ii) the Exercise Price on the Exercise Date. The exercise price per was calculated by dividing $3,000,000 by the total number of issued and outstanding shares of common stock as of June 13, 2024. The exercise price is subject to change based on a change in the number of the outstanding shares.

The warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 815-40. As of February 28, 2026, the aggregate fair value of the warrants was estimated at $1,385,181, with a loss from change in fair value of warrant liabilities of $46,792 recorded in earnings for the six months ended February 28, 2026, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.44; risk free rate of 3.52%; expected term of 3.29 years; exercise price of $0.7232; volatility of 196.94%; and expected future dividends of $0.

As of August 31, 2025, the aggregate fair value of the warrants was estimated at $1,338,389, using the Black-Scholes pricing model with the following assumptions: market value of underlying common shares of $0.0002 (split-adjusted $0.44); risk free rate of 3.67%; expected term of 3.79 years; exercise price of $0.0004 (split-adjusted $0.8); volatility of 402.11%; and expected future dividends of $0.

As of February 28, 2026, 3,481,803 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 3.28 years.

A summary of the status of the Company’s warrants as of February 28, 2026 and August 31, 2025 is presented below:

	Number of warrants
	Original shares issued	Original shares issued (split-adjusted)	Anti-dilution Adjusted
Warrants as of August 31, 2024	1,993,304,434	996,652	—
Adjustment	4,749,417,500	2,374,709	—
Exercisable as of August 31, 2025	6,742,721,934	3,371,361	—
Adjustment	220,884,733	110,442	—
Exercisable as of February 28, 2026	6,963,606,667	3,481,803	—

Equity Purchase Agreement

On February 21, 2026, the Company entered into an equity purchase agreement with Monroe Street Capital Partners, LP (the “Investor”), pursuant to which the Company has the right, but not the obligation, to sell up to an aggregate of $30,000,000 of its common stock to the Investor, subject to the terms and conditions set forth in the agreement.

Under the agreement, the Company may, from time to time, direct the Investor to purchase shares of its common stock at prices based on prevailing market prices, subject to certain limitations and conditions, including regulatory requirements and the effectiveness of a registration statement covering the resale of such shares.

The Company is generally required to register the resale of shares issuable under the agreement, and the arrangement may result in significant dilution to existing stockholders depending on the timing and pricing of share issuances.

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

As of February 28, 2026 and August 31, 2025, the components of net deferred tax assets, including a valuation allowance, were as follows:

	February 28, 2026	August 31, 2025
Deferred tax asset attributable to:
Net operating loss carry over	$1,015,034	$1,580,516
Less: valuation allowance	(1,015,034)	(1,580,516)
Net deferred tax asset	$—	$—

For the six months ended February 28, 2026 and 2025, the Company and its subsidiaries generated net income and net losses respectively. However, despite the current profitability, management believes that the Company’s earnings are not yet stable or sustainable. The Company also continues to experience negative working capital and has an accumulated deficit.

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

As a result, management determined that it is more likely than not that the Company’s deferred tax assets will not be realized, after considering the potential utilization of existing net operating loss (“NOL”) carryforwards. As of February 28, 2026 and August 31, 2025, the valuation allowance for deferred tax assets was $1,015,034 and $1,580,516, respectively.

Reconciliation between the statutory rate and the effective tax rate is as follows for the six months ended February 28, 2026 and 2025:

	Six months ended
	February 28,	February 28,
	2026	2025
Federal statutory tax rate	21%	21%
Change in valuation allowance	(21)%	(21)%
Effective tax rate	0%	0%

During the six months ended February 28, 2026, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carried forward, the Company and its subsidiaries did not incur any income tax for the six months ended February 28, 2026.

During the six months ended February 28, 2025, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carried forward, the Company and its subsidiaries did not incur any income tax for the six months ended February 28, 2025.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – CONCENTRATION RISK

Concentration

For the six months ended February 28, 2026, 29%, 27% and 20% of the total revenue were generated from three customers, respectively. For the six months ended February 28, 2025, 48%, 22% and 20% of the total revenue were generated from three customers, respectively.

As of February 28, 2026, 75% and 16% of the Company’s accounts receivable balances were receivable from two customers, respectively. As of August 31, 2025, 50%, 28% and 17% of the Company’s accounts receivable balances were receivable from three customers, respectively.

For six months ended February 28, 2026, 93% of the total purchase was from one supplier. For the six months ended February 28, 2025, 73% and 27% of the total purchase was from two suppliers.  Management monitors the relationship with this supplier and believes that alternative sources are available if necessary, although any disruption could temporarily affect the Company’s ability to acquire new content.

Note that one of the major customers included in the revenue concentration is a related party (Anyone Pictures Limited – see Note 9).

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. In the United States, deposits at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor. As of February 28, 2026 and August 31, 2025, the Company maintained cash balances of $508,940 and $13,691, respectively, at financial institutions located in the United States. Management believes that these financial institutions are of high credit quality and continually monitors their creditworthiness to mitigate potential risks of loss.

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

Operating leases

The Company has a lease agreement to rent movie theatre with a third-party vendor as of February 28, 2026. (See Note 6)

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STTEMENTS

(Unaudited)

NOTE 14 – SEGMENT INFORMATION

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

The following table presents summarized financial information by reportable segment for the six months ended February 28, 2026 and 2025, respectively.

	IP Segment		Cinema Segment		Total
	Six months ended		Six months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenue	$5,552,853	$1,522,028	$113,805	$162,865	$5,666,658	$1,684,893
Costs of copyrights sold	—	730,050	—	—	—	730,050
Theatre operating costs	—	—	49,832	92,603	49,832	92,603
Depreciation and Amortization	2,022,954	255,718	—	—	2,022,954	255,718
Interest expense	62,101	3,573	—	—	62,101	3,573
Segment assets	8,529,308	2,768,568	519,425	149,953	9,048,733	2,918,521
Segment income (loss)	$2,698,207	$261,460	$(98,029)	$(96,565)	$2,600,178	$164,895

The following table presents summarized financial information by reportable segment for the three months ended February 28, 2026 and 2025, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenue	$4,067,133	$973,828	$76,396	$84,715	$4,143,529	$1,058,543
Costs of copyrights sold	—	450,166	—	—	—	450,166
Theatre operating costs	—	—	28,476	47,643	28,476	47,643
Depreciation and Amortization	1,103,697	100,519	—	—	1,103,697	100,519
Interest expense	42,701	1,275	—	—	42,701	1,275
Segment assets	8,529,308	2,768,568	519,425	149,953	9,048,733	2,918,521
Segment income (loss)	$2,275,092	$260,306	$(37,814)	$(45,375)	$2,237,278	$214,931

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Management Changes

On March 1, 2026, Chiyuan Deng resigned as Chief Executive Officer and on April 7, 2026 he resigned as Chief Financial Officer, but continues to serve as President and Director.

No additional cash or equity compensation was awarded to Mr. Deng in connection with the change in title. His historical compensation through August 31, 2025 (and any subsequent amounts through the date of his resignation) remains as previously disclosed.

On March 1, 2026, Ahmad Moradi was appointed Chief Executive Officer.

On April 7, 2026, Dzmitry Kastahorau was appointed Chief Financial Officer.

Employment Agreement with Ahmad Moradi (Chief Executive Officer – effective March 1, 2026)

On March 1, 2026, the Company entered into an Employment Agreement with Ahmad Moradi (the “Moradi Employment Agreement”). The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal.

Key terms include:

  Sign-on bonus: $500,000 payable in shares of common stock (number of shares to be calculated based on a per-share price of $0.80 to $1.00, mutually agreed at execution).
  Annual base salary: $144,000 (payable quarterly, with at least 50% in cash), plus a $30,000 annual remote work stipend.
  Equity award: Grant of 2,000,000 stock options under the Company’s equity incentive plan, vesting over three years (25% / 35% / 40%) subject to continued employment and performance milestones, with full acceleration upon a change of control or termination without cause.
  Performance incentives: Eligibility for up to an additional 1,250,000+ shares tied to revenue growth, strategic partnerships, and key performance indicators (to be established within 90 days).
  Benefits and other terms: Standard executive benefits, expense reimbursement, 12-month non-competition/non-solicitation covenants (limited to the AI media/entertainment sector), confidentiality obligations, and severance protections (150% of remaining base salary, full equity acceleration, benefits continuation, and potential IP royalties/consulting payments) upon termination without cause, for good reason, or in connection with a change of control.

Employment Agreement with Chiyuan Deng (President – effective March 1, 2026)

On March 1, 2026, the Company entered into an Employment Agreement with Chiyuan Deng (the “Deng Employment Agreement”). The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal.

Key terms include:

▪  Sign-on bonus: $300,000 payable in shares of common stock (number of shares to be calculated based on a per-share price of $0.80 to $1.00, mutually agreed at execution).

▪  Annual base salary: $144,000 (payable quarterly, with at least 50% in cash), plus a $30,000 annual remote work stipend.

▪  Equity award: Grant of 1,500,000 stock options under the Company’s 2026 equity incentive plan, vesting over three years (25% / 35% / 40%) subject to continued employment and performance milestones, with full acceleration upon a change of control or termination without cause.

▪  Performance incentives: Eligibility for up to an additional 750,000+ shares tied to revenue growth, strategic partnerships, and key performance indicators (to be established within 90 days).

▪  Benefits and other terms: Standard executive benefits, expense reimbursement, 12-month non-competition/non-solicitation covenants (limited to the AI media/entertainment sector), confidentiality obligations, and severance protections (125% of remaining base salary, full equity acceleration, benefits continuation, and consulting payments) upon termination without cause, for good reason, or in connection with a change of control.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS  (Continued)

Employment Agreement with Dzmitry Kastahorau (CFO – effective April 7, 2026)

On April 7, 2026, the Company entered into an Employment Agreement with Dzmitry Kastahorau. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal.

Key terms include:

   Sign-On Bonus: $300,000 payable in restricted common stock (number of shares calculated using a fixed price between $0.80 and $1.00 per share, subject to clawback if terminated for Cause within the first 12 months).
  Base Salary: $60,000 per year, payable quarterly in cash, plus $10,000 annual remote work stipend.
  Stock Options: Grant of 1,500,000 options vesting over three years (25%/35%/40%), subject to continued service and performance milestones, with full acceleration upon Change of Control or termination without Cause.
  Performance Incentives: Eligible for up to 1,000,000 additional shares tied to financial milestones, funding, and KPIs.
  Benefits: Participation in Company benefit plans and reimbursement of pre-approved business expenses up to $12,000 annually.
  Termination: Standard provisions for termination with or without Cause or for Good Reason, with severance equal to 120% of remaining Base Salary for the Term upon qualifying termination, plus accelerated vesting and benefits continuation.

Adoption of 2026 Equity Incentive Plan

On March 1, 2026, the Board adopted the AI Era Corp. 2026 Equity Incentive Plan (the “2026 Plan”), which reserves a maximum of 10,000,000 shares of Common Stock for issuance thereunder. The 2026 Plan provides for the grant of stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights, and other equity-based awards to eligible employees, officers, directors, consultants, and other service providers of the Company and its subsidiaries. The grants to Messrs. Moradi, Deng and Kastahorau described above were made under the 2026 Plan.

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

Overview

AI Era Corp. (formerly AB International Group Corp.) is an intellectual property (“IP”) investment, acquisition, and licensing company focused primarily on the entertainment media sector. We acquire copyrights and broadcast rights for movies, television series, and short-form drama series, which we monetize through licensing (broadcast and download), embedded marketing services, AI-enhanced consulting, and direct copyright sales. In addition, we operate the Mt. Kisco Theatre in Mount Kisco, New York, generating revenue from ticket admissions, concessions, and on-screen advertising.

Our business is organized into two reportable segments: the Copyrights and Licensing (“IP”) segment and the Cinema segment. The IP segment, which includes our growing short-form drama library and AI initiatives (including the ufilm AI platform and short-drama AI training licensing), continues to be the primary driver of revenue and growth. The Cinema segment provides stable, recurring cash flow from physical theater operations.

For the six months ended February 28, 2026, we reported total revenue of $5,666,658, an increase of 236% from $1,684,893 in the prior-year period. The IP segment generated $5,552,853 in revenue, while the Cinema segment contributed $113,805. Net income for the period was $2,600,178 compared to $164,895 in the prior-year period, primarily reflecting higher licensing revenue from broadcast/download rights, embedded marketing services, and new AI-related streams (including $877,319 from short-form drama AI training pilots and $280,127 from the uFilm platform). Amortization expense increased to $2,022,002 as a result of continued investment in our content library.

During the quarter, we continued to execute on our strategic transition toward AI-enhanced media solutions. In January 2026 we received delivery of the ufilm AI intellectual property, which launched on the Uflix.ai platform in February 2026 and contributed initial licensing revenue. We also issued convertible promissory notes for net proceeds of approximately $806,000 and entered into a $30 million equity purchase agreement to support further library expansion and AI commercialization. In December 2025 we completed a related-party share repurchase of 1,875,000 shares (post-split) and implemented a 1-for-2,000 reverse stock split effective December 18, 2025, followed by our name change to AI Era Corp.

We continue to face the challenges typical of our industry, including content acquisition costs, customer concentration, and the evolving regulatory and competitive landscape for AI-driven media. For additional information regarding our business, see our most recent Annual Report on Form 10-K and the Business section of our Registration Statement on Form S-1.

The information on or accessible through our websites is not part of and is not incorporated by reference into this Quarterly Report on Form 10-Q, and the inclusion of our website addresses in this Quarterly Report on Form 10-Q   is only for reference. We were incorporated under the laws of the State of Nevada on July 29, 2013. Our fiscal year end is August 31.

Results of Operations

Revenues

Our total revenue reported for the three and six months ended February 28, 2026 was $4,143,529 and $5,666,658, respectively. Our total revenue reported for the three and six months ended February 28, 2025 was $1,058,543 and $1,684,893, respectively.

The increase was primarily driven by growth in the IP segment. Revenue for the three and six months ended February 28, 2026, was mainly attributable to licensing for broadcast and download, embedded marketing services, consulting services, license of short-form drama for AI training pilots, and licensing of the uFilm platform, along with continued revenue from the NFT MMM platform and our Mt. Kisco Theatre. In contrast, revenue for the comparable 2025 periods was driven primarily by copyright sales (including related-party transactions), NFT MMM licensing, embedded marketing, and theatre operations.

The year-over-year growth resulted from the combined impact of: (i) new licensing streams, including short-form drama for AI training pilots $877,319  and the uFilm platform $280,127, (ii) expanded broadcast/download licensing, (iii) higher embedded marketing and consulting services, and (iv) continued NFT MMM licensing, partially offset by lower copyright sales and a modest decline in theatre revenue due to programming mix.

Operation of our movie theatre started in October of 2022. For the six months ended February 28, 2026, we generated total revenue of $113,805, including $78,377 from ticket sales, and $30,030 from food and beverage sales and $5,398 from advertisement. For the six months ended February 28, 2025, we generated total revenue of $162,865, including $105,604 from ticket sales, and $46,637 from food and beverage sales and $10,624 from advertisement. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2025.

For the three months ended February 28, 2026, we generated total revenue of $76,396, including $54,713 from ticket sales, and $17,176 from food and beverage sales and $4,507 from advertisement. For the three months ended February 28, 2025, we generated total revenue of $84,715, including $56,103 from ticket sales, and $22,703 from food and beverage sales and $5,909 from advertisement. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2025.

We expect future revenue growth from continued expansion of embedded marketing, broadcast/download licensing, short-form drama AI training, and uFilm platform services, supplemented by theatre operations.

Operating Costs and Expenses

Operating costs and expenses were $2,911,787 for the six months ended February 28, 2026, as compared to $1,523,911 for the six months ended February 28, 2025. Our operating costs and expenses for the six months ended February 28, 2026 consisted of theatre operating costs of $49,832, amortization expenses of $2,022,002, general and administrative expenses of $439,953 and related party salary and wages of $400,000. In contrast, our operating costs and expenses for the six months ended February 28, 2025 consisted of theatre operating costs of $92,603, amortization expenses of $254,766, costs of copyrights sold of $730,050, general and administrative expenses of $347,492 and related party salary and wages of $99,000.

Operating expenses increased to $1,785,636 for the three months ended February 28, 2026 from $844,820 for the three months ended February 28, 2025. Our operating expenses for three months ended February 28, 2026 consisted of theatre operating costs of $28,476, amortization expenses of $1,103,221, general and administrative expenses of $253,939 and related party salary and wages of $400,000. In contrast, our operating expenses for three months ended February 28, 2025 consisted of theatre operating costs of $47,643, amortization expenses of $100,044, costs of copyrights sold of $450,166, general and administrative expenses of $147,967 and related party salary and wages of $99,000.

We experienced a decrease in theatre operating costs for the six months ended February 28, 2026 as compared to the corresponding period in 2025, mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue. The theatre operating costs decreased to $49,832 for the six months ended February 28, 2026 from $92,603 for the six months ended February 28, 2025.

We experienced a decrease in theatre operating costs for the three months ended February 28, 2026 as compared to the six months ended February 28, 2025. The decrease was mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue. The theatre operating costs decreased to $28,476 for the three months ended February 28, 2026 from $47,643 for the three months ended February 28, 2025.

We experienced an increase in amortization expenses for the six months ended February 28, 2026 as compared to the corresponding period in 2025, mainly due to having more newly acquired intangible assets for six months ended February 28, 2026 as compared to the corresponding period in 2025.

We experienced an increase in amortization expenses for the three months ended February 28, 2026 as compared to the corresponding period in 2025, mainly due to having more newly acquired intangible assets for six months ended February 28, 2026 as compared to the corresponding period in 2025.

The costs of copyrights sold during the three and six months ended February 28, 2026 was nil. The costs of copyrights sold for the six months ended February 28, 2025 represented the remaining costs of the 2 globally exclusive offline copyrights, with the exception of mainland China and 5 Mainland China exclusive broadcast rights when they were sold while the costs of copyrights sold for the three months ended February 28, 2025 represented the remaining costs of 4 Mainland China exclusive broadcast rights when they were sold.

We experienced an increase in general and administrative expenses for the six months ended February 28, 2026 as compared to the corresponding period in 2025, mainly driven by non-recurring professional fees for the six months ended February 28, 2026 in contrast to the corresponding period in 2025.

We experienced an increase in general and administrative expenses for the three months ended February 28, 2026 as compared to the corresponding period in 2025, mainly driven by non-recurring professional fees for the three months ended February 28, 2026 in contrast to the corresponding period in 2025.

We experienced an increase in related party salary and wages for the six months ended February 28, 2026 as compared to corresponding period in 2025, mainly due to a one-time stock-based bonus of $400,000 awarded to our Chief Executive Officer. During the six months ended February 28, 2025, the Company incurred total compensation of $99,000 for the Chief Executive Officer. This is mainly due to one-off compensation of $99,000 to the Chief Executive Officer.

We experienced an increase in related party salary and wages for the three months ended February 28, 2026 as compared to corresponding period in 2025, mainly due to a one-time stock-based bonus of $400,000 awarded to our Chief Executive Officer. During the three months ended February 28, 2025, the Company incurred total compensation of $99,000 for the Chief Executive Officer. This is mainly due to one-off compensation of $99,000 to the Chief Executive Officer.

We anticipate our operating expenses will increase as we undertake our plan of operations, including the streamline of costs associated with marketing, personnel, and other general and administrative expenses, along with increased professional fees associated with SEC. These costs may increase our operational costs in fiscal 2026 at various levels of operation.

Other Expense/ Other Income

We had other expense of $154,693 for the six months ended February 28, 2026, as compared with other income of $3,913 for the corresponding period in 2025. Our other expense for the six months ended February 28, 2026 was the net amount of the interest expense, the loss on change in fair value of warrant liabilities, loss on change in fair value of derivative liabilities and loss on issuance of convertible debt. Our other income for the corresponding period in 2025 was the net amount of the other income, and the interest expense – related party.

We had other expense of $120,615   for the three months ended February 28, 2026, as compared with other income of $1,208 for the corresponding period in 2025. Our other expense for the three months ended February 28, 2026 was the net amount of the interest expense, the loss on change in fair value of warrant liabilities, loss on change in fair value of derivative liabilities and loss on issuance of convertible debt. Our other income for the corresponding period in 2025 was the net amount of the other income, and the interest expense – related party.

Net Income

We incurred a net income in the amount of $2,600,178 and $164,895 for the six months ended February 28, 2026 and 2025, respectively.

We incurred a net income in the amount of $2,237,278 and $214,931 for the three months ended February 28, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of February 28, 2026, we had $1,202,257 in current assets consisting of cash, prepaid expenses and accounts receivable. Our total current liabilities as of February 28, 2026 were $2,825,933. As a result, we have a working capital deficit of $1,623,676 as of February 28, 2026 as compared with a working capital deficit of $3,250,026 as of August 31, 2025.

Operating activities generated $1,543,600   in cash for the six months ended February 28, 2026, as compared with $345,972 used in cash for the six months ended February 28, 2025.

Our positive operating cash flow for the six months ended February 28, 2026 was mainly the result of the cash generated in net income combined with the amortization of intangible assets, salaries and consulting fees paid in stock, loss on change in fair value of warrant liabilities, loss on change in fair value of derivative liabilities, loss on issuance of convertible debt and increase in deferred revenue offset by cash used in the purchase of intangible assets and increase in accounts receivable.

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

We did not have any investing activities during the six months ended February 28, 2026 and 2025.

Financing activities used $1,048,351   for the six   months ended February 28, 2026, as compared with $417,415 generated in financing activities for the six months ended February 28, 2025. Our negative financing cash flow for the six months ended February 28, 2026 was due to repayment of related party loan, which was partly offset by the proceeds from our private placement and net proceeds from issuance of convertible note. Our positive financing cash flow for the six months ended February 28, 2025 was due to the proceeds from share issuance and the net proceeds from related party loans.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of February 28, 2026, the Company had limited cash, an accumulated deficit of approximately $7.8 million and a working capital deficit of approximately $1.6 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain continued financial support from its stockholders or external financing. Management’s plans include (i) continued utilization of the $30 million equity purchase agreement entered into with Monroe Street Capital Partners, LP on February 21, 2026, (ii) expected cash flows from expanded licensing of short-form drama content for AI training and uFilm SaaS platform, (iii) additional private placements and convertible note financings, and (iv) ongoing financial support from the President. These actions are expected to provide sufficient liquidity to fund operations for at least the next twelve months. However, there can be no assurance that these plans will be successful, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of February 28, 2026, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2026, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

If any of the events or circumstances described in the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, as updated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2026, occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report on Form 10-K (as updated in the S-1), and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of common shares for consulting and financing services

During the six months ended February 28, 2026, the Company issued 39,057 restricted common shares and recognized financing services expenses of $32,130 in connection with the agreement.

Issuance of Common shares for officer bonus

On December 24, 2025, the sole director, Chiyuan Deng, approved his bonus compensation for serving as the Company’s Chief Executive Officer for bonus of 1,000,000 shares of common stock. The Company issued 1,000,000 shares of the Company’s common stock valued at market price of $0.4 per share for a total amount of $400,000 to Mr. Chiyuan Deng, the Chief Executive Office. (See Note 9).

Issuance of common shares for private placement

On January 14, 2026, the Company entered into a Stock Purchase Agreement with Chief Executive Officer, Mr. Deng for the sales of 130,000 shares and with four unrelated investors for the sales of 138,000, 160,000, 150,000, and 80,000 shares, respectively, at a purchase price of $0.86 per share. The issuances resulted in total cash proceeds of $565,880.

On February 3, 2026, the Company entered into a Stock Purchase Agreement with an investor for the sale of 75,000 shares of its common stock at a purchase price of $0.88 per share. The Company received total cash proceeds of $66,000.

On February 5, 2026, the Company entered into a Stock Purchase Agreement with an investor for the sale of 160,000 shares of its common stock at a purchase price of $0.61 per share. The $97,600 was applied as a non-cash deposit toward a short-form drama series purchase agreement.

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

 Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AI Era Corp.

By:	/s/ Ahmad Moradi
Chief Executive Officer (Principal Executive Officer)
April 14, 2026

By:	/s/ Dzmitry Kastahorau
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
April 14, 2026

