Form 10-Q
period 2026-05-31
AI Era Corp.
filed 2026-07-20
CIK 1605331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2026
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

[  ] Yes [X] No

State the number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date: 5,988,733 common shares as of July 15, 2026.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2026 and August 31, 2025 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended May 31, 2026 and 2025 (unaudited);
F-3	Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended May 31, 2026 and 2025 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended May 31, 2026 and 2025 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited)

3

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2026	2025

ASSETS
Current Assets
Cash and cash equivalents	$115,836	$13,691
Prepaid expenses	1,988	8,508
Prepaid expenses – related party	129,000	—
Accounts receivable	330,133	219,408
Total Current Assets	576,957	241,607

Property and equipment, net	1,045	2,472
Right of use operating lease assets	137,394	291,064
Intangible assets, net	9,367,833	4,772,424
Purchase deposits for intangible assets	—	1,311,349
Security deposit	45,240	45,240
TOTAL ASSETS	$10,128,469	$6,664,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,384,973	$88,063
Loan from related parties	42,052	1,811,396
Current portion of obligations under operating leases	171,214	253,785
Warrants liability	4,432,209	1,338,389
Convertible note, net of discount	373,506	—
Derivative liability	538,415	—
Deferred revenue	541,276	—
Total Current Liabilities	7,483,645	3,491,633

Obligations under operating leases, non-current	—	107,098
Total Liabilities	7,483,645	3,598,731

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 preferred shares authorized;
Series A preferred stock, 100,000 and 100,000 shares issued and outstanding, as of May 31, 2026 and August 31, 2025, respectively	100	100
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 5,801,681 and 4,016,107 shares issued and outstanding, as of May 31, 2026 and August 31, 2025, respectively*	5,801	4,016
Additional paid-in capital*	14,757,961	13,451,528
Accumulated deficit	(12,119,038)	(10,390,219)
Total Stockholders’ Equity	2,644,824	3,065,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,128,469	$6,664,156

*Retroactively restated for the effect of reverse stock split (see Note 10).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Operations

(Unaudited)

	Nine months Ended		Three Months Ended
	May 31,		May 31,
	2026	2025	2026	2025

REVENUE
Service revenue	$6,558,366	$958,828	$1,438,820	$579,800
Service revenue – related party	433,307	285,000	—	—
Copyrights sales	—	1,180,300	—	850,300
Copyrights sales – related party	—	884,000	—	356,000
Theater revenue	176,824	221,954	63,019	59,089
Total revenue	7,168,497	3,530,082	1,501,839	1,845,189

OPERATING COSTS AND EXPENSES
Amortization expenses	(3,467,411)	(849,568)	(1,445,409)	(594,802)
Cost of copyrights sold	—	(1,510,921)	—	(780,871)
Theatre operating costs	(85,681)	(118,598)	(35,849)	(25,995)
General and administrative expenses	(1,155,449)	(479,789)	(715,496)	(132,297)
Related party salary and wages	(983,989)	(499,000)	(583,989)	(400,000)
Total Operating Costs And Expenses	(5,692,530)	(3,457,876)	(2,780,743)	(1,933,965)

Income (Loss) From Operations	1,475,967	72,206	(1,278,904)	(88,776)

OTHER INCOME (EXPENSES)
Loss on change in fair value of warrant liabilities	(3,093,820)	—	(3,044,828)	—
Gain on change in fair value of derivative liability	98,998	—	142,598	—
Interest expense	(209,964)	(40,041)	(147,863)	(36,468)
Other income	—	7,486	—	—
Total Other Income (expenses)	(3,204,786)	(32,555)	(3,050,093)	(36,468)

(Loss) Income Before Income Tax Provision	(1,728,819)	39,651	(4,328,997)	(125,244)

Income tax provision	—	—	—	—
NET (LOSS) INCOME	$(1,728,819)	$39,651	$(4,328,997)	$(125,244)

NET (LOSS) INCOME PER SHARE: BASIC	$(0.40)	$0.02	$(0.79)	$(0.04)
NET (LOSS) INCOME PER SHARE: DILUTED	$(0.40)	$0.02	$(0.79)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC*	4,343,698	1,851,272	5,459,342	3,161,487
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED*	4,343,698	1,951,272	5,459,342	3,161,487

*Retroactively restated for the effect of reverse stock split (see Note 10).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock		Preferred Stock
	Number of Shares*	Amount*	Number of Shares	Amount	Additional Paid-in Capital*	Accumulated Deficit	Total Equity

Balance – February 28, 2025	2,141,107	$2,141	100,000	$100	$13,606,901	$(11,680,772)	$1,928,370
Issuance of Common shares for cash	875,000	875	—	—	349,125	—	350,000
Issuance of Common shares for officer bonus	1,000,000	1,000	—	—	399,000	—	400,000
Imputed Interest	—	—	—	—	36,468	—	36,468
Net loss	—	—	—	—	—	(125,244)	(125,244)
Balance at May 31, 2025	4,016,107	$4,016	100,000	$100	$14,391,494	$(11,806,016)	$2,589,594

Balance –August 31, 2024	1,141,107	$1,141	100,000	$100	$13,304,328	$(11,845,667)	$1,459,902
Issuance of Common shares for cash	1,875,000	1,875	—	—	648,125	—	650,000
Issuance of Common shares for officer bonus	1,000,000	1,000	—	—	399,000	—	400,000
Imputed Interest	—	—	—	—	40,041	—	40,041
Net income	—	—	—	—	—	39,651	39,651
Balance at May 31, 2025	4,016,107	$4,016	100,000	$100	$14,391,494	$(11,806,016)	2,589,594

Balance – February 28, 2026	4,148,164	$4,148	100,000	$100	$14,008,593	$(7,790,041)	$6,222,800
Issuance of Common shares for private placement	350,000	350	—	—	170,750	—	171,100
Issuance of Common shares for officer bonus and salary	1,233,517	1,233	—	—	483,093	—	484,326
Issuance of Common shares for consulting and financing services	70,000	70	—	—	54,330	—	54,400
Share-Based Compensation	—	—	—	—	41,110	—	41,110
Imputed Interest	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	(4,328,997)	(4,328,997)
Balance – May 31, 2026	5,801,681	$5,801	100,000	$100	$14,757,961	$(12,119,038)	$2,644,824

Balance – August 31, 2025	4,016,107	$4,016	100,000	$100	$13,451,528	$(10,390,219)	$3,065,425
Issuance of Common shares for consulting and financing services	184,057	184	—	—	131,616	—	131,800
Issuance of Common shares for officer bonus and salary	2,233,517	2,233	—	—	882,093	—	884,326
Issuance of Common shares for private placement	1,243,000	1,243	—	—	899,337	—	900,580
Share-Based Compensation	—	—	—	—	41,110	—	41,110
Repurchase of Common shares	(1,875,000)	(1,875)	—	—	(673,125)	—	(675,000)
Imputed Interest	—	—	—	—	25,402	—	25,402
Net loss	—	—	—	—	—	(1,728,819)	(1,728,819)
Balance – May 31, 2026	5,801,681	$5,801	100,000	$100	$14,757,961	$(12,119,038)	$2,644,824

*Retroactively restated for the effect of reverse stock split (see Note 10).

The accompanying notes are an integral part of these financial statements.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months Ended
	May 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,728,819)	$39,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Consulting fees paid in stock	131,800	—
Stock issued for officer compensation	884,326	400,000
Share-based compensation - officer	41,110	—
Depreciation of fixed asset	1,427	1,428
Amortization of intangible asset	3,467,411	849,568
Gain on change in fair value of derivative liability	(98,998)	—
Amortization of discount	163,419	—
Accrued interest expense	21,143	—
Loss on change in fair value of warrant liabilities	3,093,820	—
Costs of copyrights sold	—	1,510,921
Imputed interest on loan from related parties	25,402	40,041
Non-cash lease expense	(35,999)	(32,372)
Changes in operating assets and liabilities:
Accounts receivable	(110,725)	514,277
Prepaid expenses	6,520	(10,808)
Purchase of intangible assets	(5,453,871)	(7,115,289)
Accounts payable and accrued liabilities	75,767	(17,181)
Deferred revenue	541,276	(57,000)
Net cash provided by (used in) operating activities	1,025,009	(3,876,764)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) proceeds from related party loan	(2,573,344)	3,257,850
Proceeds from common stock issuances	802,980	650,000
Proceeds from convertible note	847,500	—
Net cash (used in) provided by financing activities	(922,864)	3,907,850

Net increase in cash and cash equivalents	102,145	31,086
Cash and cash equivalents – beginning of period	13,691	64,430
Cash and cash equivalents – end of period	$115,836	$95,516

Supplemental Cash Flow Disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Proceeds receivable from a private placement offset against purchase obligation of intangible assets	$97,600	$—
Repurchase of common shares through non-cash settlement by increasing amounts due to a related party	$675,000	$—
Non-cash settlement of prepaid expenses through due to shareholders	$129,000	$—
Acquisition of intangible assets financed through accounts payable	$1,200,000	$—

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

The unaudited consolidated financial statements as of and for the three and nine months ended May 31, 2026 and 2025, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows. The results of operations for the three and nine months ended May 31, 2026 and 2025 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

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

Accounts receivable

Accounts receivable is presented at invoiced amount net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current credit-worthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. No allowance was recorded for the three and nine months ended May 31, 2026 and 2025.

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

Purchase Deposits

Purchase deposits primarily consist of payments made to acquire the copyrights and distribution rights of movies, Television series, short-form drama series and intellectual property of ufilm, etc. Purchase deposits are classified as either current or non-current based on the nature and the terms of the respective agreements. These purchase deposits are unsecured and are reviewed periodically to determine whether their carrying value has become impaired. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment. Purchase deposits are written off against the allowances only after exhaustive collection efforts. No allowance was recorded for the three and nine months ended May 31, 2026 and 2025.

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

Impairment of Long-lived asset

The Company evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values. For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Impairment losses are included in the general and administrative expense. There was no impairment loss during the three and nine months ended May 31, 2026 and 2025.

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

As of May 31, 2026 and August 31, 2025, the Company had contract liabilities of $541,276 and $0, respectively. Other than accounts receivable and contract liabilities, the Company had no material contract assets, or deferred contract costs recorded on its consolidated balance sheets.

Disaggregation of revenue

The Company disaggregates its revenue from contracts by revenue streams, as the Company believes it best depicts how the nature, amount, timing and uncertainty of the revenue and cash flows are affected by economic factors.

The following table presents sales by revenue streams for the three and nine months ended May 31, 2026 and 2025, respectively:

	Three months ended
	May 31, 2026	May 31, 2025
Theater admissions	$44,692	$30,743
Food and beverage sales	18,327	16,389
Theater advertisement	—	11,957
Theater revenue	63,019	59,089
Licensing for broadcast and download	168,696	451,000
Licensing for NFT platform	150,000	—
Embedded marketing service	—	128,800
License of short-form drama for AI training pilot	77,951	—
Licensing for uFilm platform	1,042,173	—
Service revenue	1,438,820	579,800
Copyrights sales	—	1,206,300
Total revenue	$1,501,839	$1,845,189

	Nine months ended
	May 31, 2026	May 31, 2025
Theater admissions	$123,069	$136,347
Food and beverage sales	49,037	63,026
Theater advertisement	4,718	22,581
Theater revenue	176,824	221,954
Licensing for broadcast and download	2,304,376	451,000
Licensing for NFT platform	450,000	285,000
Embedded marketing service	1,588,220	507,828
Consulting services	371,507	—
License of short-form drama for AI training pilot	955,270	—
Licensing for uFilm platform	1,322,300	—
Service revenue	6,991,673	1,243,828
Copyrights sales	—	2,064,300
Total revenue	$7,168,497	$3,530,082

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

The carrying values of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Warrant liability and derivative liability were measured at fair value on a recurring basis as of May 31, 2026 and August 31, 2025, respectively.

	May 31, 2026	August 31, 2025
	Level 3	Level 3
Warrants Liability	$4,432,209	$1,338,389
Derivative liability	538,415	—
Total	$4,970,624	$1,338,389

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

Basic and Diluted Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. No warrants were included in the diluted income per share as they would be anti-dilutive. During the nine months ended May 31, 2025, preferred stocks were included in the diluted earnings per share as they would be dilutive.

	Three Months Ended
	May 31, 2026	May 31, 2025
Net Loss	$(4,328,997)	$(125,244)
Weighted Average Number of Shares Outstanding: Basic *	5,459,342	3,161,487
Basic EPS*	(0.79)	(0.04)

Net Loss	$(4,328,997)	$(125,244)
Adjusted net loss	(4,328,997)	(125,244)
Weighted Average Number of Shares Outstanding: Basic *	5,459,342	3,161,487
Add: Preferred shares A	—	—
Weighted Average Number of Shares Outstanding: Diluted*	5,459,342	3,161,487
Diluted EPS*	(0.79)	(0.04)

	Nine months Ended
	May 31, 2026	May 31, 2025
Net (Loss) Income	$(1,728,819)	$39,651
Weighted Average Number of Shares Outstanding: Basic *	4,343,698	1,851,272
Basic EPS*	(0.40)	0.02

Net (Loss) Income	$(1,728,819)	$39,651
Adjusted net (loss) income	(1,728,819)	39,651
Weighted Average Number of Shares Outstanding: Basic *	4,343,698	1,851,272
Add: Preferred shares A	—	100,000
Weighted Average Number of Shares Outstanding: Diluted*	4,343,698	1,951,272
Diluted EPS*	(0.40)	0.02

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

As of May 31, 2026, the Company had limited cash, loss from operation of approximately $1.3 million, an accumulated deficit of approximately $12.1 million and a working capital deficit of approximately $6.9 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain continued financial support from its stockholders or external financing. Management’s plans include (i) continued utilization of the $30 million equity purchase agreement entered into with Monroe Street Capital Partners, LP on February 21, 2026, (ii) expected cash flows from expanded licensing of short-form drama content for AI training and uFilm SaaS platform, (iii) additional private placements and convertible note financings, (iv) ongoing financial support from the President, (v) pursuit of a direct listing on NYSE American supported by the Craft Capital advisory engagement entered into on April 18, 2026, and (vi) strategic advisory services from the newly appointed Vice Chairman effective June 12, 2026. These actions are expected to provide sufficient liquidity to fund operations for at least the next twelve months. However, there can be no assurance that these plans will be successful, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

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

Depreciation expense was $1,427 and $1,428 for each of the nine months ended May 31, 2026 and 2025.

As of May 31, 2026 and August 31, 2025, the balance of property and equipment was as follows:

	May 31, 2026	August 31, 2025
Leasehold improvement	$146,304	$146,304

Appliances and furniture	25,974	25,974
Total cost	172,278	172,278
Accumulated depreciation	(171,233)	(169,806)
Property and equipment, net	$1,045	$2,472

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 NOTE 5 – INTANGIBLE ASSETS

As of May 31, 2026 and August 31, 2025, the balance of intangible assets was as follows:

	May 31, 2026	August 31, 2025
Movie copyrights and broadcast right	$5,893,783	$5,893,783
Television series	1,193,074	1,193,074
Short form drama series	11,976,743	5,413,923
Intellectual property of ufilm	1,500,000	—
NFT MMM platform	280,000	280,000
Total cost	20,843,600	12,780,780
Accumulated amortization	(11,475,767)	(8,008,356)
Intangible assets, net	$9,367,833	$4,772,424

The amortization expense for the three and nine months ended May 31, 2026 was $1,445,409 and $3,467,411, respectively. The amortization expense for the three and nine months ended May 31, 2025 was $594,802 and $849,568, respectively. Estimated future amortization expense is as follows:

Twelve months ending May 31,	Amortization expense
2027	$6,040,409
2028	2,464,904
2029	300,000
2030	300,000
2031	262,520
Total	$9,367,833

On August 6, 2022, the Company licensed its NFT MMM platform to a third party, Anyone Pictures Limited, granting access to the platform and related data through both the mobile application and website for one year beginning August 20, 2022, at a monthly license fee of $60,000. Following a license renewal on November 1, 2023, the Company continued licensing the NFT MMM platform from November 1, 2023 through October 31, 2025, at a monthly license fee of $57,000; however, the agreement was terminated on January 31, 2025. On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited, which subsequently became a related party due to its shareholding. On June 1, 2025, the Company renewed the license, granting Anyone Pictures Limited access to the platform from June 1, 2025 through May 31, 2026, at a monthly license fee of $50,000. The Company retains ownership and all copyrights to the NFT MMM platform, including the mobile application “NFT MMM” and the website starestnet.io. For the nine months ended May 31, 2026 and 2025, the Company recognized license revenue of $450,000 and $285,000 respectively (See Note 9).

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

During the three months ended May 31, 2025, the Company entered into an agreement with Anyone Pictures Limited to sell the broadcast rights of one movie for $356,000. The granted broadcast rights are Mainland China exclusive. (See Note 9)

During the nine months ended May 31, 2025, the total sale amount of intangible assets was $2,064,300 and the total intangible assets received was $6,615,810.

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 1, 2025, the Company entered into an agreement with All-in-One Media Ltd. to acquire the copyrights and broadcast rights of 1,000 episodes of short form drama series. On December 16, 2025, the Company entered into another agreement to acquire the copyrights and broadcast rights of 2,000 episodes of short form drama series. On January 21, 2026, the Company entered into another agreement to acquire the copyrights and broadcast rights of 5,000 episodes of short form drama series. During the three months ended February 28, 2026, the Company received the copyrights from All-in-One Media Ltd. of 1,000 series, 2,000 series and 3,000 series of TV drama for a price of $410,256, $800,000 and $1,200,000, respectively. During the three months ended May 31, 2026, the Company received the remaining copyrights from All-in-One Media Ltd. of 2,000 series of TV drama. On March 13, 2026, the Company entered into another agreement with All-in-One Media Ltd. to acquire the copyrights and broadcast rights of 2,000 episodes of short form drama series. On April 29, 2026, the Company entered into another agreement with All-in-One Media Ltd. to acquire the copyrights and broadcast rights of 1,000 episodes of short form drama series. During the three months ended May 31, 2026, the Company received the copyrights from All-in-One Media Ltd. of 2,000 series, 2,000 series and 1,000 series of TV drama for a price of $800,000, $700,000 and $400,000, respectively. These copyrights allow the Company to broadcast globally, except for Mainland China.

On December 1, 2025, the Company entered into an agreement with Guangdong Honor Film Co., Ltd. to acquire the copyrights and broadcast rights of 1,323 episodes of short form drama series. On April 1, 2026, the Company entered into another agreement to acquire the copyrights and broadcast rights of 166 episodes of short form drama series. During the three months ended May 31, 2026, the Company received the copyrights from Guangdong Honor Film Co., Ltd. of 1,323 series and 166 series of TV drama for a price of $544,872 and $57,692, respectively. These copyrights allow the Company to broadcast globally, except for Mainland China.

The Company entered into an agreement to acquire a license to the intellectual property (“IP”) of ufilm from AIHUB Releasing, Inc., on July 12, 2025, the parties further amended the agreement. Under the revised terms, the Company agreed to acquire all rights to the ufilm AI IP from AIHUB Releasing, Inc. for a cash consideration of $300,000 As of August 31, 2025, the Company had paid purchase deposits of full purchase price totaling $300,000. The asset was delivered on January 12, 2026.  (See Note 7)

On March 1, 2026, the Company entered into an irrevocable tripartite term sheet with Honrado Filmes AI Limitada Inc. ("Seller") and Aixdance LLC ("Verifier") regarding the proposed acquisition of an advanced multi-agent content engine and monetization infrastructure, including related source code, AI models, datasets, prompts, marketplace infrastructure, intellectual property, and other associated assets. Under the term sheet, the transaction was subject to a testing and verification process to be independently validated by the Verifier. Following completion of the testing process and receipt of a verification report confirming that the assets met the agreed performance requirements, the Company entered into an Asset Purchase Agreement with the Seller on May 10, 2026. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire all rights, title, and interest in the acquired assets for total consideration of $1.2 million. The purchase price is payable in cash and is due within three months of the execution date of the Asset Purchase Agreement. Upon closing, the Seller is required to transfer all related intellectual property rights, including copyrights, trade secrets, proprietary technology, source code, datasets, AI models, and related documentation, to the Company. The acquired technology and intellectual property were subsequently integrated into the Company's existing Ufilm platform. Following further development and enhancement by Zestv, the platform was upgraded and launched as Ufilm v2.0. The upgraded platform incorporates advanced multi-agent artificial intelligence capabilities and monetization infrastructure obtained through the acquisition. The upgraded Ufilm v2.0 commenced commercial operations and generated revenue during the three months ended May 31, 2026. Management believes the acquired technology has enhanced the functionality and commercialization capabilities of the Ufilm platform. As of May 31, 2026, the Company had completed the acquisition and had accrued $1,200,000 of the purchase consideration.

During the year ended August 31, 2025, the Company entered into an agreement with Capitalive Holdings Limited to grant non-exclusive, time-based licenses allowing the customer to broadcast the Company’s films and television series, primarily short-form drama series. License fees are charged per movie or per drama series per month. The Company received total broadcast licensing fees of $684,136 and $451,000 from Capitalive Holdings Limited during the nine months ended May 31, 2026 and 2025.

During the year ended August 31, 2025, the Company also licensed the download rights to Guangdong Dangliang Film Co., Ltd. to download the Company’s film through the cloud-based platforms. The licensed rights exclude Mainland China. License fees are charged per movie based on the authorized period, typically monthly or annually, and are not linked to user activity or download volume. The Company received total download licensing fees of $1,620,240 and $0 from Guangdong Dangliang Film Co., Ltd. during the nine months ended May 31, 2026 and 2025.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 8, 2025 and February 1, 2026, the Company entered into two agreements with Anyone Pictures Ltd to grant a non-exclusive, non-transferable license to access and use its content for machine learning, testing, and model optimization. License fees are charged per movie or per drama series per month. The Company received total short-form drama for AI training pilot licensing fees of $955,269 and $0 from Anyone Pictures Ltd during the nine months ended May 31, 2026 and 2025.

On January 31, 2026, the Company entered into an agreement with Uflix.ai LLC to provide access to its AI-powered SaaS uFilm platform, installation services, and data licensing. The Company’s arrangements include access to AI models, user interfaces, APIs, and ongoing maintenance and support. The Company received total uFilm platform licensing fees of $1,047,300 and $0 from Uflix.ai LLC during the nine months ended May 31, 2026 and 2025.

On May 1, 2026, the Company entered into an agreement with AIXdance LLC to provide access to its AI-powered SaaS uFilm platform, installation services, and data licensing. The Company’s arrangements include access to AI models, user interfaces, APIs, and ongoing maintenance and support. The Company received total uFilm platform licensing fees of $275,000 and $0 from AIXdance LLC during the nine months ended May 31, 2026 and 2025.

During the nine months ended May 31, 2026, the total sale amount of intangible assets was $0 and the total intangible assets addition was $8,062,820.

NOTE 6 – LEASES

On October 21, 2021, the Company signed a lease agreement to lease “the Mt. Kisco Theatre”, a movie theater, for five years plus the free rent period which commences four months from the lease commencement date, and the expiration date is February 1, 2027. The theater consists of approximately 8,375 square feet, and the total monthly rent is $14,366 for the first two years, and $20,648 from the third year including real estate related taxes and landlord’s insurance.

On January 31, 2024, the end of the initial two-year rental period, the landlord agreed to continue to receive $14,366 from February 2024 to May 2026. The reduced rental payments are accounted for as a rent concession and recognized in general and administrative expenses

Total lease expense for the nine months ended May 31, 2026 and 2025 was $93,298 and $96,926, respectively. All leases are on a fixed payment basis. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following is a schedule of maturities of lease liabilities:

Twelve months ending May 31,
2027	$171,641
Total future minimum lease payments	171,641
Less: imputed interest	(427)
Total	$171,214

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – PURCHASE DEPOSITS FOR INTANGIBLE ASSETS

The balance of purchase deposits for intangible assets, which relates to the acquisitions of copyrights and broadcast rights for movies, TV dramas, and software was as follows:

	May 31, 2026	August 31, 2025

Purchase deposit for copyright and broadcast right for short form drama series	$—	$1,011,349
Purchase deposit for intellectual property of ufilm	—	300,000
Total purchase deposits for intangible assets	$—	$1,311,349

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

NOTE 8 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

During the period from January 8, 2026 through February 26, 2026, the Company issued a series of convertible promissory notes (the “Notes”) to six investors, with an aggregate principal amount of approximately $895,250. The Company received net proceeds of approximately $806,000   in the aggregate, after deducting original issue discount and related fees. During the three months ended May 31, 2026, the Company further issued one convertible promissory note to one investor, with a principal amount of approximately $51,500. The Company received net proceeds of approximately $41,500 after deducting original issue discount and related fees.

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

  The Company’s stock price at the valuation date
  Expected volatility (approximately 85.0% to 123.1%)
  Risk-free interest rates (approximately 3.48% to 3.79%)
  Expected term based on contractual maturity and estimated conversion behavior
  Zero expected dividend yield

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

For the three and nine months ended May 31, 2026, the Company recognized (i) interest expense of $145,909 and $184,562, respectively, and (ii) a change in fair value of derivative liabilities of $142,598 and $98,998, respectively   in the consolidated statements of operations.

As of May 31, 2026, the Company had outstanding convertible notes with an aggregate principal amount of approximately $946,750, and derivative liabilities with an aggregate fair value of approximately $538,415.

The following table summarizes the Company’s convertible promissory notes and derivative liabilities as of May 31, 2026:

Convertible Notes Payable
Balance, August 31, 2025	$—
Issuance of convertible notes (face value)	946,750
Less: discount on Note issuance, net of amortization	(573,244)
Repayments / conversions	—
Balance, May 31, 2026	$373,506
Derivative Liabilities
Balance, August 31, 2025	$—
Initial recognition	637,413
Change in fair value of derivative liability	(98,998)
Settlement / conversions	—
Balance, May 31, 2026	$538,415

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

For the nine months ended May 31, 2026, Mr. Deng provided additional loans totaling $2,867,591 to meet the Company’s working capital needs. In addition, Mr. Deng and Anyone Pictures Limited had signed an agreement to agree to transfer Anyone’s balance to Mr. Deng’s account. As of May 31, 2026, the Company had repaid $4,670,613.

For the nine months ended May 31, 2025, Chiyuan Deng has loaned a total of $3,537,595 for its working capital needs. As of May 31, 2025, the Company has repaid $2,077,722. The loans are non-interest bearing and due on demand. The Company recognized imputed interest at 5% per annum on the outstanding balances as of May 31, 2026 and August 31, 2025. As of May 31, 2026 and August 31, 2025, the outstanding loan balances due to Mr. Deng were $42,052 and $622,030, respectively.

During the nine and three months ended May 31, 2026, the Company incurred related party loan interest expense of $9,242 and $85 for Chiyuan Deng, the President. During the nine and three months ended May 31, 2025, the Company incurred related party loan interest expense of $22,802 and $19,229 for Chiyuan Deng, the President.

Anyone Pictures Limited

On March 1, 2025, the Company entered into a line of credit agreement with Anyone Pictures Limited, the Company’s major stockholder, for up to $2,000,000. The loan is non-interest bearing and due on demand. For the nine months ended May 31, 2026, Anyone Pictures Limited advanced $1,204,967 to the Company for working capital purposes $1,171,290 was repaid as of December 10, 2025. On December 8, 2025, the Company entered into a Repurchase Agreement with Anyone Pictures Limited. (See Note 10). Since Anyone Pictures Limited is no longer the major shareholder of the Company, Mr. Deng and Anyone Pictures Limited had signed an agreement to agree to transfer Anyone’s balance of $1,223,043 to Mr. Deng’s account. The Company recognized imputed interest at 5% per annum on the outstanding balances as of December 10, 2025 and August 31, 2025. As of May 31, 2026 and August 31, 2025, the outstanding loan balances due to Anyone Pictures Limited were $0 and $1,189,366, respectively.

During the nine and three months ended May 31, 2026, the Company incurred related party loan interest expense of $16,160 and $0 for Anyone Pictures Limited. During the nine and three months ended May 31, 2025, the Company incurred related party loan interest expense of $17,239 and $17,239 for Anyone Pictures Limited.

Maintenance & consulting agreement - related party - Zestv

During the three months ended May 31, 2026, the Company entered into an operations and maintenance service agreement with Zestv Studios Limited, a company owned by the Company's director, Mr. Chiyuan Deng, and therefore a related party, for the provision of technical support, software maintenance, system optimization, security updates, service level support and consulting services for the Company's Ufilm AI platform. Pursuant to the agreement, the Company incurred maintenance service fees of $129,000 for the three months ended May 31, 2026.

In addition, the Company engaged Zestv Studios Limited to perform additional development and enhancement work on the Ufilm AI platform, including further development of AI functionalities and the integration of the acquired multi-agent technology into the Ufilm v2.0 platform. During the three months ended May 31, 2026, the Company incurred $80,000 for these additional development services.

As of May 31, 2026, the Company had prepaid maintenance service fees of $129,000 to the related party, which were recorded as prepaid expenses. These amounts were settled through the due to shareholder account during the three months ended May 31, 2026.

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

As of May 31, 2026 and August 31, 2025, the Company had no outstanding accounts receivable from Anyone Pictures Limited.

Executives’ salaries

Mr. Chiyuan Deng, the President

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

On February 14, 2025, the Company approved compensation of $99,000 to the Chief Executive Officer for the three months ended February 28, 2025 and the issuance up to 2.5 (split-adjusted 1.3 million) billion shares of common stock at the end of three months period. On March 14, 2025, the Company issued 2,000,000,000 (split-adjusted 1,000,000) shares of the Company’s common stock to the Chief Executive Officer which were valued at market price of $0.0002 (split-adjusted $0.4) per share for a total amount of $400,000.

On December 24, 2025, the sole director approved a stock-based bonus to the Company’s Chief Executive Officer consisting of 1,000,000 fully vested shares of common stock. The Company recognized compensation expense of $400,000 equal to the grant-date fair value of the shares. (See Note 10)

On March 1, 2026, the Company entered into an Employment Agreement with Chiyuan Deng to serve as the Company's President. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal. Pursuant to the agreement, Mr. Deng is entitled to a sign-on bonus of $300,000, payable in shares of the Company's common stock at $0.90 per share. On March 1, 2026, the Company recognized compensation expense of $146,667 equal to the grant-date fair value of the share’s market price of $0.44 per share for 333,333 shares. (See Note 10).

In addition, on March 1, 2026, the Company entered into an Employment Agreement with Chiyuan Deng with an annual base salary of $144,000. For the three months ended May 31, 2026, the Company recognized salary expense of $36,296, of which $21,600 was subsequently paid in cash and $14,696 will be settled through the issuance of the Company's common shares.

During the nine months ended May 31, 2026 and 2025, the Company incurred total compensation of $582,963 and $499,000 for Chiyuan Deng, the President.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

Mr. Ahmad Moradi, the Chief Executive Officer (March 1, 2026 to May 7, 2026)

On March 1, 2026, the Company entered into an Employment Agreement with Ahmad Moradi to serve as the Company's Chief Executive Officer. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal. Pursuant to the agreement, Mr. Moradi is entitled to a sign-on bonus of $500,000, payable in shares of the Company's common stock at $0.90 per share. On March 1, 2026, the Company recognized compensation expense of $244,444 equal to the grant-date fair value of the share’s market price of $0.44 per share for 555,555 shares. (See Note 10).

Under the Employment Agreement, Mr. Moradi is also entitled to an annual base salary of $144,000, payable quarterly, with at least 50% payable in cash. For the three months ended May 31, 2026, the Company recognized base salary expense of $26,433, of which $13,217 was paid in cash and the remaining $13,216 was settled through the issuance of 11,296 shares of the Company's common stock, based on a share price of $1.17 per share on May 7, 2026. (See Note 10).

During the nine months ended May 31, 2026 and 2025, the Company incurred total compensation of $270,877 and $0 for Ahmad Moradi, the Chief Executive Officer

Mr. Dzmitry Kastahorau, the CFO (April 7, 2026 to June 3, 2026)

On April 7, 2026, the Company entered into an Employment Agreement with Dzmitry Kastahorau to serve as the Company's CFO. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal. Pursuant to the agreement, Mr. Kastahorau is entitled to a sign-on bonus of $300,000, payable in shares of the Company's common stock at $0.90 per share. On April 7, 2026, the Company recognized compensation expense of $80,000 equal to the grant-date fair value of the share’s market price of $0.24 per share for 333,333 shares. (See Note 10).

Under the Employment Agreement, Mr. Kastahorau is also entitled to an annual base salary of $60,000, payable quarterly. For the three months ended May 31, 2026, the Company recognized base salary expense of $9,040, of which was subsequently paid in cash.

During the nine months ended May 31, 2026 and 2025, the Company incurred total compensation of $89,040 and $0 for Dzmitry Kastahorau, the CFO.

Executives’ share-based compensation

During the nine months ended May 31, 2026 and 2025, the Company incurred total share-based compensation of $41,110 and $0 for Chiyuan Deng, the President. (See Note 11).

NOTE 10 – STOCKHOLDERS’ EQUITY

Common shares

The Company had the following activities for the nine months ended May 31, 2026:

Repurchase of shares

On December 8, 2025, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with Anyone Pictures Limited (the “Stockholder”), pursuant to which the Company agreed to repurchase from the Stockholder 3,750,000,000 (split-adjusted 1,875,000) shares  of the Company’s common stock, par value $0.001 per share (the “Shares”), for an aggregate purchase price of $675,000 (the “Purchase Price”), or approximately $0.00018 (split-adjusted $0.36) per share.

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

Beginning in the fourth month following the agreement date, and continuing through the sixteenth month, for each of the consultant, the Company is required to issue 10,000,000 (split-adjusted 5,000) restricted common shares per month, to be delivered to the transfer agent in the Company’s name and account for subsequent release pursuant to the service schedule under the agreements. During the three months ended February 28, 2026, the Company issued 15,000 and 15,000 shares of its common stock at a grant-date fair value of $0.85 and $0.968 per share, for total consulting expenses of $27,270. During the three months ended May 31, 2026, the Company issued 15,000, 15,000 and 15,000 shares of its common stock at a grant-date fair value of $0.44, $0.28 and $1.09 per share, for total consulting expenses of $27,150.

On December 15, 2025, the Company entered into advisory agreements with an independent third party to provide financing and non-financing advisory services. Under the agreements, the advisor is entitled to an equity fee equal to 7% of the gross proceeds received from financing transactions. The equity fee is settled in restricted common stock, valued at the Company’s closing market price on the respective transaction dates. During the nine months ended May 31, 2026, the Company issued 39,057 restricted common shares and recognized financing services expenses of $32,130 in connection with the agreement.

On May 1, 2026, the Company entered into advisory agreement with an independent third party to provide strategic capital markets consulting services. Under the agreements, the initial term will commence on May 1, 2026 and will continue for a period of four months and a monthly fee of $3,000 will be charged. And in addition, the Company also issue 25,000 restricted common stocks before May 1, 2026 as additional consideration. During the three months ended May 31, 2026, the Company issued 25,000 shares of its common stock at a grant-date fair value of $1.09 per share, for total consulting expenses of $27,250.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Issuance of Common shares for officer bonus and salary

On December 24, 2025, the sole director, Chiyuan Deng, approved his bonus compensation for serving as the Company’s Chief Executive Officer for bonus of 1,000,000 shares of common stock. The Company issued 1,000,000 shares of the Company’s common stock valued at market price of $0.4 per share for a total amount of $400,000 to Mr. Chiyuan Deng, the Chief Executive Officer. (See Note 9).

On March 1, 2026, the Company entered into an Employment Agreement with Ahmad Moradi to serve as the Company's Chief Executive Officer. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal. Pursuant to the agreement, Mr. Moradi is entitled to a sign-on bonus of $500,000, payable in shares of the Company's common stock, with the number of shares to be determined based on a per-share price $0.90, as mutually agreed by the parties upon execution of the Employment Agreement. On March 1, 2026, the Company issued 555,555 shares of the Company’s common stock valued at market price of $0.44 per share for a total amount of $244,444 to Mr. Moradi.

Under the Employment Agreement, Mr. Moradi is also entitled to an annual base salary of $144,000, payable quarterly, with at least 50% payable in cash. Dr. Ahmad Moradi resigned as Chief Executive Officer on May 7, 2026. For the three months ended May 31, 2026, the Company recognized base salary expense of $26,433, of which $13,217 was paid in cash and the remaining $13,216 was settled through the issuance of 11,296 shares of the Company's common stock, based on a share price of $1.17 per share on May 7, 2026.

On March 1, 2026, the Company entered into an Employment Agreement with Chiyuan Deng to serve as the Company's President. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal. Pursuant to the agreement, Mr. Deng is entitled to a sign-on bonus of $300,000, payable in shares of the Company's common stock, with the number of shares to be determined based on a per-share price $0.90, as mutually agreed by the parties upon execution of the Employment Agreement. On March 1, 2026, the Company issued 333,333 shares of the Company’s common stock valued at market price of $0.44 per share for a total amount of $146,667 to Mr. Deng. (See Note 9).

On April 7, 2026, the Company entered into an Employment Agreement with Dzmitry Kastahorau to serve as the Company's CFO. The agreement has an initial three-year term with automatic one-year renewals unless either party provides 90 days’ prior written notice of non-renewal. Pursuant to the agreement, Mr. Kastahorau is entitled to a sign-on bonus of $300,000, payable in shares of the Company's common stock, with the number of shares to be determined based on a per-share price between $0.90, as mutually agreed by the parties upon execution of the Employment Agreement. On April 7, 2026, the Company issued 333,333 shares of the Company’s common stock valued at market price of $0.24 per share for a total amount of $80,000 to Mr. Kastahorau.   Mr. Dzmitry Kastahorau resigned as Chief Financial Officer on June 3, 2026. (See Note 16)

 Issuance of common shares for private placement

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

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

On April 8, 2026, the Company entered into a Stock Purchase Agreement with three investors for the sales of 80,000, 80,000, and 80,000 shares, respectively, at a purchase price of $0.25 per share. The issuances resulted in total cash proceeds of $60,000.

On April 28, 2026, the Company entered into a Stock Purchase Agreement with President, Mr. Deng for the sales of 110,000 share, at a purchase price of $1.01 per share. The issuances resulted in total cash proceeds of $111,100.

The Company had the following activities for the nine months ended May 31, 2025:

Issuance of common shares

On February 21, 2025, the Company entered into a stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 2,000,000,000 (split-adjusted 1,000,000) shares of the Company’s common stock with a value of $0.00015 (split-adjusted $0.3) per share for a gross proceed of $300,000 (See Note 9). These shares were repurchased by the company at the same price on December 8, 2025.

On March 14, 2025, the Company issued 2,000,000,000 (split-adjusted 1,000,000) shares of the Company’s common stock valued at market price of $0.0002 (split-adjusted $0.4) per share for a total amount of $400,000 to Chiyuan Deng. (See Note 9).

On May 15, 2025, the Company entered into another stock purchase agreement with Anyone Pictures Limited. Under the terms of this agreement, the Company issued 1,750,000,000 (split-adjusted 875,000) shares of the Company’s common stock with a value of $0.0002 (split-adjusted $0.4) per share for a gross proceed of $350,000 (See Note 9). These shares were repurchased by the company at the same price on December 8, 2025.

As of May 31, 2026 and August 31, 2025, the Company had 5,801,681 and 8,031,266,321 (split-adjusted 4,016,107) shares of common stock issued and outstanding, respectively.

 Preferred shares

The Company had no preferred share activities for the nine months ended May 31, 2026 and 2025.

As of May 31, 2026 and August 31, 2025, the Company had 100,000 and 100,000 shares of Series A preferred stock issued and outstanding, respectively.

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

The warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 815-40. As of May 31, 2026, the aggregate fair value of the warrants was estimated at $4,432,209, with a loss from change in fair value of warrant liabilities of $3,093,820 recorded in earnings for the nine months ended May 31, 2026, using the Monte Carlo simulation model with the following assumptions: market value of underlying common shares of $1.05; risk free rate of 4.06%; expected term of 3.04 years; exercise price of $0.52; volatility of 127.95%; and expected future dividends of $0.

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

As of May 31, 2026, 4,859,734 warrants in connection with two equity financings were outstanding, with weighted average remaining life of 3.03 years.

A summary of the status of the Company’s warrants as of May 31, 2026 and August 31, 2025 is presented below:

	Number of warrants
	Original shares issued	Original shares issued (split-adjusted)	Anti-dilution Adjusted
Warrants as of August 31, 2024	1,993,304,434	996,652	—
Adjustment	4,749,417,500	2,374,709	—
Exercisable as of August 31, 2025	6,742,721,934	3,371,361	—
Adjustment	—	1,488,373	—
Exercisable as of May 31, 2026	—	4,859,734	—

Equity Purchase Agreement

On February 21, 2026, the Company entered into an equity purchase agreement with Monroe Street Capital Partners, LP (the “Investor”), pursuant to which the Company has the right, but not the obligation, to sell up to an aggregate of $30,000,000 of its common stock to the Investor, subject to the terms and conditions set forth in the agreement. The expiration date is February 21, 2028

Under the agreement, the Company may, from time to time, direct the Investor to purchase shares of its common stock at prices based on prevailing market prices, subject to certain limitations and conditions, including regulatory requirements and the effectiveness of a registration statement covering the resale of such shares.

The Company is generally required to register the resale of shares issuable under the agreement, and the arrangement may result in significant dilution to existing stockholders depending on the timing and pricing of share issuances.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SHARE-BASED COMPENSATION

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

On March 1, 2026, the Company granted 1,500,000 stock options to Chiyuan Deng, the Company's President, and 2,000,000 stock options to Ahmad Moradi, the Company's Chief Executive Officer, under the Company's 2026 Equity Incentive Plan. On April 7, 2026, the Company granted 1,500,000 stock options to Dzmitry Kastahorau, the Company's Chief Financial Officer, under the same plan.

The stock options vest over three years, with 25% vesting after the first year, 35% after the second year, and the remaining 40% after the third year, subject to the recipients' continued service and the achievement of applicable performance milestones. The awards provide for accelerated vesting upon a change in control or termination without cause, as specified in the applicable award agreements.

Mr. Moradi resigned on May 7, 2026, and Mr. Kastahorau resigned on June 3, 2026. Accordingly, all of their unvested stock options were forfeited and cancelled.

The following table summarizes the Company’s share option activity for the nine months ended May 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Opening balance, August 31, 2025	—	—	—
Granted	5,000,000	—	—
Cancelled	(3,500,000)	—	—
Exercised	—	—	—
Ending balance, May 31, 2026	1,500,000	0.44	6.75
Exercisable, May 31, 2026	—	—	—

The Black-Scholes pricing model was applied in determining the estimated fair value of the options granted. The model requires the input of subjective assumptions. The following table presents the assumptions used to estimate the fair values of the share options granted for the nine months ended May 31, 2026:

Expected volatility	199.0%
Risk-free interest rate	3.72%
Estimated forfeiture rate	0%
Dividend yield	—
Fair value of the underlying common stocks of the Company	$0.44
Fair value of the stock option	$654,599

The expected term was estimated using the simplified method. The expected volatility was estimated based on the historical volatility of the companies with a time horizon close to the contract life of the Company’s options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock-based award. Expected dividend yield is zero as the Company has never declared or paid any cash dividends on its shares, and the Company does not anticipate any dividend payments in the foreseeable future. For the nine months ended May 31, 2026 and 2025, the total share-based compensation expenses were $41,110 and $0, respectively. The Company did not grant any share options during the nine months ended May 31, 2025.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES

The Company and its fully owned subsidiaries, AB Cinemas NY, Inc and AI+ Hubs Corp, were incorporated in the United States and are subject to a statutory income tax rate at 21%. The Company’s fully owned subsidiary, App Board Limited, was registered in Hong Kong and is subject to a statutory income tax rate at 16.5%.

As of May 31, 2026 and August 31, 2025, the components of net deferred tax assets, including a valuation allowance, were as follows:

	May 31, 2026	August 31, 2025
Deferred tax asset attributable to:
Net operating loss carry over	$1,314,655	$1,580,516
Less: valuation allowance	(1,314,655)	(1,580,516)
Net deferred tax asset	$—	$—

For the nine months ended May 31, 2026 and 2025, the Company and its subsidiaries generated net loss and net income respectively. However, despite the current profitability, management believes that the Company’s earnings are not yet stable or sustainable. The Company also continues to experience negative working capital and has an accumulated deficit.

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

As a result, management determined that it is more likely than not that the Company’s deferred tax assets will not be realized, after considering the potential utilization of existing net operating loss (“NOL”) carryforwards. As of May 31, 2026 and August 31, 2025, the valuation allowance for deferred tax assets was $1,314,655 and $1,580,516, respectively.

Reconciliation between the statutory rate and the effective tax rate is as follows for the nine months ended May 31, 2026 and 2025:

	Nine months ended
	May 31,	May 31,
	2026	2025
Federal statutory tax rate	21%	21%
Effect of permanent difference	(14)%	—%
Change in valuation allowance	(7)%	(21)%
Effective tax rate	0%	0%

During the nine months ended May 31, 2026, the Company and its subsidiaries generated net losses. As a result, the Company and its subsidiaries did not incur any income tax for the nine months ended May 31, 2026.

During the nine months ended May 31, 2025, the Company and its subsidiaries generated net income. However, due to the fact that the Company had net operating loss carried forward, the Company and its subsidiaries did not incur any income tax for the nine months ended May 31, 2025.

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – CONCENTRATION RISK

Concentration

For the nine months ended May 31, 2026, 25%, 23%, 16%, 15% and 10% of the total revenue were generated from five customers, respectively. For the nine months ended May 31, 2025, 40%, 33% and 20% of the total revenue were generated from three customers, respectively.

As of May 31, 2026, 70% and 29% of the Company’s accounts receivable balances were receivable from two customers, respectively. As of August 31, 2025, 50%, 28% and 17% of the Company’s accounts receivable balances were receivable from three customers, respectively.

For nine months ended May 31, 2026, 74% and 15% of the total purchase was from two suppliers. For the nine months ended May 31, 2025, 79% and 15% of the total purchase was from two suppliers.  Management monitors the relationship with this supplier and believes that alternative sources are available if necessary, although any disruption could temporarily affect the Company’s ability to acquire new content.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. In the United States, deposits at each financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor. As of May 31, 2026 and August 31, 2025, the Company maintained cash balances of $115,836 and $13,691, respectively, at financial institutions located in the United States. Management believes that these financial institutions are of high credit quality and continually monitors their creditworthiness to mitigate potential risks of loss.

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

Operating leases

The Company has a lease agreement to rent movie theatre with a third-party vendor as of May 31, 2026   date and the expiration date is 1 February, 2027. (See Note 6)

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STTEMENTS

(Unaudited)

NOTE 15 – SEGMENT INFORMATION

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

The following table presents summarized financial information by reportable segment for the nine months ended May 31, 2026 and 2025, respectively.

	IP Segment		Cinema Segment		Total
	Nine months ended		Nine months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	$6,991,673	$3,308,128	$176,824	$221,954	$7,168,497	$3,530,082
Costs of copyrights sold	—	1,510,921	—	—	—	1,510,921
Theatre operating costs	—	—	85,681	118,598	85,681	118,598
Depreciation and Amortization	3,468,840	850,996	—	—	3,468,840	850,996
Interest expense	209,964	40,041	—	—	209,964	40,041
Segment assets	10,006,176	6,368,028	122,293	109,704	10,128,469	6,477,732
Segment (loss) income	$(1,578,386)	$186,354	$(150,433)	$(146,703)	$(1,728,819)	$39,651

The following table presents summarized financial information by reportable segment for the three months ended May 31, 2026 and 2025, respectively.

	IP Segment		Cinema Segment		Total
	Three months ended		Three months ended		Three months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	$1,438,820	$1,786,100	$63,019	$59,089	$1,501,839	$1,845,189
Costs of copyrights sold	—	780,871	—	—	—	780,871
Theatre operating costs	—	—	35,849	25,995	35,849	25,995
Depreciation and Amortization	1,445,886	595,278	—	—	1,445,886	595,278
Interest expense	147,863	36,468	—	—	147,863	36,468
Segment assets	10,006,176	6,368,028	122,293	109,704	10,128,469	6,477,732
Segment (loss) income	$(4,276,593)	$(75,106)	$(52,404)	$(50,138)	$(4,328,997)	$(125,244)

AI ERA CORP. (FORMERLY KNOWN AS AB INTERNATIONAL GROUP CORP.)

NOTES TO CONSOLIDATED FINANCIAL STTEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued.

Management Changes

On June 3, 2026, Dzmitry Kastahorau notified AI Era Corp. (the “Company”) of his resignation as Chief Financial Officer of the Company, effective immediately on June 3, 2026. The Company has accepted Mr. Kastahorau’s resignation. Mr. Kastahorau’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Issuance of common shares for private placement

On June 24, 2026, the Company entered into a Stock Purchase Agreement with two investors for the sale of 54,000 and 82,000 shares of its common stock at a purchase price of $0.76 per share. The Company received total cash proceeds of $41,040 and $62,320.

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

▪  significant management turnover and our ability to attract and retain qualified executive officers and key personnel;

▪  substantial dilution to existing stockholders from the issuance of convertible notes, equity financings, and the $30 million equity purchase agreement;

▪  legislative or regulatory changes;

▪  risks related to our operations and uncertainties related to our business plan and business strategy, including our ability to successfully commercialize our AI-powered uFilm platform and short-form drama content for AI training;

▪  changes in economic conditions;

▪  uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;

▪  competition; and

▪  cybersecurity concerns.

These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including the risks and uncertainties identified under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and any updates thereto in this Quarterly Report on Form 10-Q.

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

For the nine months ended May 31, 2026, we reported total revenue of $7,168,497, an increase of 103% from $3,530,082 in the prior-year period. The IP segment generated $6,991,673 in revenue, while the Cinema segment contributed $176,824, primarily reflecting higher licensing revenue from broadcast/download rights, embedded marketing services, and new AI-related streams (including $955,270 from short-form drama AI training pilots and $1,322,300 from the uFilm platform). Amortization expense increased to $3,467,411 as a result of continued investment in our content library.

During the nine months ended May 31, 2026, we continued to execute on our strategic transition toward AI-enhanced media solutions. In January 2026 we received delivery of the ufilm AI intellectual property, which launched on the Uflix.ai platform in February 2026 and contributed initial licensing revenue. We also issued convertible promissory notes for net proceeds of approximately $847,500 and entered into a $30 million equity purchase agreement to support further library expansion and AI commercialization. In December 2025 we completed a related-party share repurchase of 1,875,000 shares (post-split) and implemented a 1-for-2,000 reverse stock split effective December 18, 2025, followed by our name change to AI Era Corp.

During the three months ended May 31, 2026, we experienced changes in executive leadership. Dr. Ahmad Moradi resigned as Chief Executive Officer on May 7, 2026,   and subsequent to the end of the quarter, Mr. Dzmitry Kastahorau resigned as Chief Financial Officer on June 3, 2026. We also entered into a financial advisory agreement with Craft Capital in April 2026 to support a potential direct listing and appointed a Vice Chairman in June 2026 to provide strategic advisory services.

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

Results of Operations

Revenues

Our total revenue reported for the three and nine months ended May 31, 2026 was $1,501,839 and $7,168,497, respectively. Our total revenue reported for the three and nine months ended May 31, 2025 was $1,845,189 and $3,530,082, respectively.

The increase   was primarily driven by growth in the IP segment. Revenue for the nine months ended May 31, 2026, was mainly attributable to licensing for broadcast and download, embedded marketing services, consulting services, license of short-form drama for AI training pilots, and licensing of the uFilm platform, along with continued revenue from the NFT MMM platform and our Mt. Kisco Theatre. In contrast, revenue for the comparable 2025 periods was mainly attributable to the license fee received in connection with the licensing of our NFT MMM platform, movie copyrights sales to the related and third parties, fees charged for embedded marketing service, advertising services as well as the revenue generated from movie tickets and food and beverage sales from our operated movie theatre and broadcasting revenue.

The decrease in revenue for the three months ended May 31, 2026, compared to the three months ended May 31, 2025, was primarily attributable to the absence of revenue from the sale of movie copyrights to related and third parties, as well as lower revenue from embedded marketing services and broadcasting activities. These decreases were partially offset by revenue generated from the licensing of short-form dramas for AI training pilot programs, licensing of the uFilm platform, and continued revenue from the NFT MMM platform and the Mt. Kisco Theatre.

Beginning in the third quarter of 2026, the Company initiated a strategic restructuring to align its operations with its long-term growth strategy. Management redirected resources from certain legacy business activities, including license fees for download   and embedded marketing services, toward the expansion of the uFilm platform and the licensing of short-form drama copyrights for AI training. While certain legacy revenue streams were reduced, the Company continued to operate its other business lines, with the restructuring intended to strengthen its future growth and monetization opportunities.

The year-over-year growth resulted from the combined impact of: (i) new licensing streams, including short-form drama for AI training pilots $955,270 and the uFilm platform $1,322,300, (ii) expanded broadcast/download licensing, (iii) higher embedded marketing and consulting services, and (iv) continued NFT MMM licensing, partially offset by lower copyright sales and a modest decline in theatre revenue due to programming mix.

Operation of our movie theatre started in October of 2022. For the nine months ended May 31, 2026, we generated total revenue of $176,824, including $123,069 from ticket sales, and $49,037 from food and beverage sales and $4,718 from advertisement. For the nine months ended May 31, 2025, we generated total revenue of $221,954, including $136,347 from ticket sales, and $63,026 from food and beverage sales and $22,581 from advertisement. The decrease in revenue was mainly due to less renowned and popular movies on screen compared to the corresponding period in 2025.

For the three months ended May 31, 2026, we generated total revenue of $63,019, including $44,692 from ticket sales, and $18,327 from food and beverage sales and $0 from advertisement. For the three months ended May 31, 2025, we generated total revenue of $59,089, including $30,743 from ticket sales, and $16,389 from food and beverage sales and $11,957 from advertisement. The increase in revenue was primarily attributable to higher ticket sales and increased food and beverage sales resulting from improved theatre attendance, which more than offset the absence of advertising revenue during the 2026 period.

We expect future revenue growth from continued expansion of embedded marketing, broadcast/download licensing, short-form drama AI training, and uFilm platform services, supplemented by theatre operations.

Operating Costs and Expenses

Operating costs and expenses were $5,692,530 for the nine months ended May 31, 2026, as compared to $3,457,876 for the nine months ended May 31, 2025. Our operating costs and expenses for the nine months ended May 31, 2026 consisted of theatre operating costs of $85,681, amortization expenses of $3,467,411, general and administrative expenses of $1,155,449 and related party salary and wages of $983,989. In contrast, our operating costs and expenses for the nine months ended May 31, 2025 consisted of theatre operating costs of $118,598, amortization expenses of $849,568, costs of copyrights sold of $1,510,921, general and administrative expenses of $479,789 and related party salary and wages of $499,000.

Operating expenses increased to $2,780,743 for the three months ended May 31, 2026 from $1,933,965 for the three months ended May 31, 2025. Our operating expenses for three months ended May 31, 2026 consisted of theatre operating costs of $35,849, amortization expenses of $1,445,409, general and administrative expenses of $715,496 and related party salary and wages of $583,989. In contrast, our operating expenses for three months ended May 31, 2025 consisted of theatre operating costs of $25,995, amortization expenses of $594,802, costs of copyrights sold of $780,871, general and administrative expenses of $132,297 and related party salary and wages of $400,000.

We experienced a decrease in theatre operating costs for the nine months ended May 31, 2026 as compared to the corresponding period in 2025, mainly due to the decrease in admission revenues and the decrease in movie exhibition costs as a percentage of admission revenue. The theatre operating costs decreased to $85,681 for the nine months ended May 31, 2026 from $118,598 for the nine months ended May 31, 2025.

We experienced an increase in theatre operating costs for the three months ended May 31, 2026 as compared to the corresponding period in 2025. The increase was mainly due to higher movie exhibition costs resulting from increased ticket sales. Movie exhibition costs generally vary with admission revenue under the Company's revenue-sharing arrangements with film distributors. The theatre operating costs increased to $35,849 for the three months ended May 31, 2026 from $25,995 for the three months ended May 31, 2025.

We experienced an increase in amortization expenses for the nine months ended May 31, 2026 as compared to the corresponding period in 2025, mainly due to having more newly acquired intangible assets for nine months ended May 31, 2026 as compared to the corresponding period in 2025.

We experienced an increase in amortization expenses for the three months ended May 31, 2026 as compared to the corresponding period in 2025, mainly due to having more newly acquired intangible assets for three months ended May 31, 2026 as compared to the corresponding period in 2025.

The costs of copyrights sold during the three and nine months ended May 31, 2026 was nil. The costs of copyrights sold for the nine months ended May 31, 2025 represented the remaining costs of the 10 globally exclusive offline copyrights, with the exception of mainland China and 7 Mainland China exclusive broadcast rights when they were sold while the costs of copyrights sold for the three months ended May 31, 2025 represented the remaining costs of the 8 globally exclusive offline copyrights, with the exception of mainland China and 2 Mainland China exclusive broadcast rights when they were sold.

We experienced an increase in general and administrative expenses for the nine months ended May 31, 2026 as compared to the corresponding period in 2025, mainly driven by non-recurring professional fees including financing services fees, technology service fees for short drama data cleaning, consulting fees for Ufilm project and Ufilm platform maintenance expense     for the nine months ended May 31, 2026 in contrast to the corresponding period in 2025.

We experienced an increase in general and administrative expenses for the three months ended May 31, 2026 as compared to the corresponding period in 2025, mainly driven by non-recurring professional fees     including financing services fees, technology service fees for short drama data cleaning, consulting fees for Ufilm project and Ufilm platform maintenance expense for the three months ended May 31, 2026 in contrast to the corresponding period in 2025.

We experienced an increase in related party salary and wages for the nine months ended May 31, 2026 as compared to corresponding period in 2025, mainly due to a one-time stock-based bonus of $400,000 awarded to our Chief Executive Officer and one-time stock-based sign-on bonus of $471,111 awarded to our President, former Chief Executive Officer and Chief financial officer. During the nine months ended May 31, 2025, the Company incurred total compensation of $499,000 for the Chief Executive Officer. This is mainly due to compensation of $99,000 and bonus compensation of $400,000 paid by shares to the Chief Executive Officer.

We experienced an increase in related party salary and wages for the three months ended May 31, 2026 as compared to corresponding period in 2025, mainly due to one-time stock-based sign-on bonus of $471,111 awarded to our President, former Chief Executive Officer and Chief financial officer. During the three months ended May 31, 2025, the Company incurred total compensation of $400,000 for the Chief Executive Officer. This is mainly due to bonus compensation of $400,000 paid by shares to the Chief Executive Officer.

Dr. Ahmad Moradi resigned as Chief Executive Officer on May 7, 2026, and Mr. Dzmitry Kastahorau resigned as Chief Financial Officer on June 3, 2026. Compensation recorded during the period reflects amounts earned prior to their resignations.

We anticipate that operating expenses will increase as we execute our growth strategy, particularly in connection with the commercialization of the uFilm platform and continued content acquisitions.

Other Income (expenses)

We had other expense of $3,204,786 for the nine months ended May 31, 2026, as compared with other expense of $32,555 for the corresponding period in 2025. Our other expense for the nine months ended May 31, 2026 was the net amount of the interest expense, the loss on change in fair value of warrant liabilities, and gain on change in fair value of derivative liabilities. Our other income (expenses)   for the corresponding period in 2025 was the net amount of the other income and the interest expense – related parties.

We had other expense of $3,050,093 for the three months ended May 31, 2026, as compared with other expense of $36,468 for the corresponding period in 2025. Our other expense for the three months ended May 31, 2026 was the net amount of the interest expense, the loss on change in fair value of warrant liabilities, and gain on change in fair value of derivative liabilities. Our other income for the corresponding period in 2025 was the interest expense – related parties.

Net Income/ Net Loss

We incurred a net loss in the amount of $1,728,819 and net income of $39,651 for the nine months ended May 31, 2026 and 2025, respectively.

We incurred a net loss in the amount of $4,328,997 and $125,244 for the three months ended May 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of May 31, 2026, we had $576,957 in current assets consisting of cash, prepaid expenses and accounts receivable. Our total current liabilities as of May 31, 2026 were $7,483,645. As a result, we have a working capital deficit of $6,906,688 as of May 31, 2026 as compared with a working capital deficit of $3,250,026 as of August 31, 2025.

Operating activities generated $1,025,009 in cash for the nine months ended May 31, 2026, as compared with $3,876,764 used in cash for the nine months ended May 31, 2025.

Our positive operating cash flow for the nine months ended May 31, 2026 was mainly the result of the cash generated in net loss   combined with the amortization of intangible assets, salaries and consulting fees paid in stock, loss on change in fair value of warrant liabilities and increase in deferred revenue offset by cash used in the purchase of intangible assets and increase in accounts receivable and gain on change in fair value of derivative liabilities.

Our negative operating cash flow for the nine months ended May 31, 2025 was mainly the result of the cash used in the purchase of movie and TV series broadcast right and copyright and purchase deposit and the decrease in deferred revenue, offset by net income combined with the amortization of intangible assets, sales of copyrights and decrease in accounts receivable.

We did not have any investing activities during the nine months ended May 31, 2026 and 2025.

Financing activities used $922,864 for the nine months ended May 31, 2026, as compared with $3,907,850 provided in financing activities for the nine months ended May 31, 2025. Our negative financing cash flow for the nine months ended May 31, 2026 was due to repayment of related party loan, which was partly offset by the proceeds from our private placement and net proceeds from issuance of convertible note. Our positive financing cash flow for the nine months ended May 31, 2025 was due to the proceeds from share issuance and the net proceeds from related party loans.

Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of May 31, 2026, the Company had limited cash, loss from operation of approximately $1.3 million, an accumulated deficit of approximately $12.1 million and a working capital deficit of approximately $6.9 million. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing and achieving operating profits. These factors, among others, raise the substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The future operations of the Company depend on its ability to realize forecasted revenues, achieve profitable operations, and depend on whether or not the Company could obtain continued financial support from its stockholders or external financing. Management’s plans include (i) continued utilization of the $30 million equity purchase agreement entered into with Monroe Street Capital Partners, LP on February 21, 2026, (ii) expected cash flows from expanded licensing of short-form drama content for AI training and uFilm SaaS platform, (iii) additional private placements and convertible note financings, (iv) ongoing financial support from the President, (v) pursuit of a direct listing on NYSE American supported by the Craft Capital advisory engagement entered into on April 18, 2026, and (vi) strategic advisory services from the newly appointed Vice Chairman effective June 12, 2026. These actions are expected to provide sufficient liquidity to fund operations for at least the next twelve months. However, there can be no assurance that these plans will be successful, if required, would be available on favorable terms or at all. If we are not able to secure additional funding, the implementation of our business plan will be impaired.

Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provide the opportunity for the Company to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2026, there were no off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2026. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2027: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2026, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

Our business, financial condition, and results of operations could be adversely affected by any of the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, as updated in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 23, 2026, and as further updated below and elsewhere in this Quarterly Report on Form 10-Q.

Investors and prospective investors should carefully consider these risks, together with the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report, before deciding whether to invest in our securities. The risks described below and in our prior filings are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially and adversely affect our business, financial condition, and results of operations.

Updated Risk Factors

Management Transition and Key Personnel Risk

During and subsequent to the quarter ended May 31, 2026, we experienced significant changes in our executive leadership. Our former Chief Executive Officer resigned on May 7, 2026, and our former Chief Financial Officer resigned on June 3, 2026. These changes, and any future turnover in key management positions, could disrupt our operations, adversely affect our ability to execute our business strategy, and create uncertainty among our employees, customers, and investors. Our success depends to a significant extent on the continued service and performance of our remaining key personnel.

Dilution and Financing Risks

We have raised, and may continue to raise, capital through the issuance of common stock, convertible notes, and other equity-linked securities. These financings have resulted, and will likely continue to result, in substantial dilution to existing stockholders. In addition, the conversion of outstanding convertible notes and the exercise of warrants could further increase the number of shares outstanding and depress the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2026, we issued unregistered shares of our common stock in the following transactions.

Issuances for Consulting and Financing Services

•	On various dates during the nine months ended May 31, 2026, the Company issued an aggregate of 184,057 restricted shares of common stock to consultants and advisors in connection with financing and strategic advisory services. The Company recognized approximately $131,800 in financing and consulting services expense related to these issuances.

Issuances for Officer Compensation and Bonuses

•	On December 24, 2025, the Company issued 1,000,000 shares of common stock to Chiyuan Deng (then serving as Chief Executive Officer) as a stock-based bonus. The shares were valued at $0.40 per share, for a total value of $400,000.
•	On March 1, 2026, in connection with employment agreements, the Company issued:

•	555,555 shares to Ahmad Moradi as a sign-on bonus (valued at approximately $244,444); and
•	333,333 shares to Chiyuan Deng as a sign-on bonus (valued at approximately $146,667).

•	On March 1, 2026, in connection with employment agreements, the Company issued 333,333 shares to Dzmitry Kastahorau as a sign-on bonus (valued at approximately $80,000)
•	During the three months ended May 31, 2026, the Company issued 11,296 shares of common stock to Ahmad Moradi in settlement of a portion of his base salary.

Private Placements

•	On January 14, 2026, the Company issued an aggregate of 658,000 shares of common stock to Mr. Chiyuan Deng and four unrelated investors at a purchase price of $0.86 per share, for total gross proceeds of $565,880.
•	On February 3, 2026, the Company issued 75,000 shares of common stock to an investor at a purchase price of $0.88 per share, for total gross proceeds of $66,000.
•	On February 5, 2026, the Company issued 160,000 shares of common stock to an investor at a purchase price of $0.61 per share. The $97,600 in proceeds were applied as a non-cash deposit toward the purchase of short-form drama series rights.
•	On April 8, 2026, the Company entered into a Stock Purchase Agreement with three investors for the sales of 80,000, 80,000, and 80,000 shares, respectively, at a purchase price of $0.25 per share. The issuances resulted in total cash proceeds of $60,000.
•	On April 28, 2026, the Company entered into a Stock Purchase Agreement with President, Mr. Deng for the sales of 110,000 share, at a purchase price of $1.01 per share. The issuances resulted in total cash proceeds of $ 111,100.

The securities described above were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. The recipients represented that they were acquiring the securities for investment purposes only and not with a view toward distribution. The investors were provided with adequate information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or general advertising in connection with these issuances. The shares were issued with appropriate restrictive legends.

 Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits
Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on the dates below on its behalf by the undersigned thereunto duly authorized.

AI Era Corp.

By:	/s/ Chiyuan Deng
President, Interim CEO and CFO (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
July 20, 2026

